Form 10-K
period 1996-12-31
WASATCH PHARMACEUTICAL INC /NV/
filed 1997-09-03
CIK 853465

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal Year ended:    December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number    33-55254-09

                          WASATCH PHARMACEUTICAL, INC.
                       (formerly UPSILON INDUSTRIES, INC.)

  NEVADA                                             87-0434293
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                Identification Number.)

 5340 South Cottonwood Lane, Salt Lake City, UTAH                84117
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code    (801) 424-2424

Securities registered pursuant to Section 12(b) of the Act:   NONE

Securities registered pursuant to Section 12(g) of the Act:   NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 [ ] Yes   [ X ] No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulations S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
 [ X  ]

         As of August 22, 1997, there is no aggregate market value of the voting stock held by non-affiliates of the registrant.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Class                            Outstanding as of August 22, 1997
------------------------------------        -----------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                 1,000,000 SHARES

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

ITEM 1. Business

         The company was incorporated under the laws of the State of Utah on April 14, 1986 and subsequently reincorporated under the laws of the State of Nevada on December 30, 1993, and is in the development stage. The Company intends to begin the process of investigating potential business ventures which in the opinion of management, will provide a source of eventual profit to the Company. Such involvement may take many forms, including the acquisition of an existing business or the acquisition of assets to establish subsidiary businesses. The Company's management does not expect to remain involved as management of an acquired business; presently unidentified individuals would be retained for such purposes.

         As an unfunded venture, the Company will be extremely limited in its attempts to locate potential business situations for investigation. However, the Company's officers, directors and major shareholder have undertaken to make loans to the Company in amounts sufficient to enable it to satisfy its reporting and other obligations as a public company, and to commence, on a limited basis, the process of investigating possible merger and acquisition candidates, and that the Company's status as a publicly-held corporation will enhance its ability to locate such potential business ventures.

         No assurance can be given as to when the Company may locate suitable business opportunities and such opportunities may be difficult to locate. The Company intends not to allocate any incoming funds specifically, should there be any in the future, to general use for the purpose of seeking, investigating and acquiring or becoming engaged in a business opportunity. Decisions concerning these matters may be made by management without the participation or authorization of the shareholders.

         Management anticipates that due to its lack of funds, and the limited amount of its resources, the Company may be restricted to participation in only one potential business venture. This lack of diversification should be considered a substantial risk because it will not permit the Company to offset potential losses from one venture against gains form another.

         Business opportunities, if any arise, are expected to become available to the Company principally from the personal contacts of its officers and directors. While it is not expected that the Company will engage professional firms specializing in business acquisitions or reorganizations, such firms may be retained if funds become available in the future, and if deemed to be advisable. Opportunities may thus become available from professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and other sources of unsolicited proposals. In certain circumstances, the Company may agree to pay a finder's fee or other form of compensation, including perhaps one-time cash payments, payments based upon a percentage of revenues or sales volume, and/or payments involving the issuance of securities, for services provided by persons who submit a business opportunity in which the Company shall decide to participate, although no contracts or arrangements of this nature presently exist. The Company is unable to predict at this time the costs of locating a suitable business opportunity.

         The Company will not restrict its search to any particular business, industry or geographical location, and reserves the right to evaluate and to enter into any type of business opportunity, in any stage of their development (including the upstart stages) in any location. In seeking business ventures. Management can not be influenced primarily by an attempt to take advantage of the anticipated or perceived appeal in specific industry, management group, or product or industry, but rather will be motivated by the Company's business objective of seeking long term capital appreciation in their real value. In addition, the Exchange Act reporting requirements require the filing of the Form 8-K disclosing any businesses acquired and requires certified financial statements of such companies. These reporting requirements may substantially limit the businesses which may be available for possible acquisition candidates.

         The analysis of business opportunities will be undertaken by or under the supervision of the Company's management, none of whom is a professional analyst and none of who have significant general business experience. Among the factors which management will consider in analyzing potential business opportunities are the available technical, financial and management will consider in analyzing potential business opportunities are the available technical, financial and managerial resources: working capital and financial requirements. the history of operation, if any; future prospects; the nature of present and anticipated competition; potential for further research, development or exploration; growth and expansion potential; profit potential; the perceived public recognition or acceptance of products or services; name identification, and other relevant factors.

         It is not possible at present to predict the exact manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed and, based upon such review, the appropriate legal structure or method of participation will be decided upon by management. Such structures and methods may include, without limitation, leases, purchase and sale agreements, license, joint ventures; and may involve merger, consolidation or reorganization. The Company may act directly or indirectly through an interest in a partnership, corporation or reorganization. The Company may act directly or indirectly through an interest in a partnership, corporation or other form or organization. However, it is most likely that the Company will acquire a business venture by conducting a reorganization involving the issuance of the Company's restricted securities. Such a reorganization may involve a merger (or combination pursuant to state corporate statutes, where one of the entities dissolves or is absorbed by the other), or it may occur as a consolidation, where a new entity is formed and the Company and such other entity combine assets in the new entity. A reorganization may also occur, directly or indirectly, through subsidiaries, and there is no assurance that the Company would be the surviving entity. Any such reorganization could result in additional dilution to the book value of the shares and loss of control of a majority of the shares. The Company's present directors may be required to resign in connection with a reorganization.

         A reorganization may be structured in such a way as to take advantage of certain beneficial tax consequences available in business reorganizations, in accordance with provisions of the Internal Revenue Code of 1986 (as amended). Pursuant to such a structure, the number of shares held prior to the reorganization by all of the Company's shareholders might be less than 20% of the total shares to be outstanding upon completion of the transaction. Substantial dilution of percentage equity ownership may result to the giftees, in the discretion of management.

         Generally, the issuance of securities in a reorganization transaction would be undertaken in reliance upon one or more exemptions from the registration provisions of applicable federal securities laws, including the exemptions provided for non-public or limited offerings, distributions to persons resident in only one state and similar exemptions provided by state law. Shares issued in a reorganization transaction based upon these exemptions would be considered "restricted" securities under the 1933 Act, and would not be available for resale for a period of one year, in accordance with Rule 144 promulgated under the 1933 Act. However, the Company might undertake, in consideration with such a reorganization transaction certain registration opinions in connection with such securities.

         The  Company  may  choose  to  enter  into  a  venture   involving  the
acquisition of or merger with a company which does not need substantial additional capital but desires to establish a public trading market for their securities. Such a company may desire to consolidate its operations with the Company through a merger, reorganization, asset acquisition, or other combination, in order to avoid possible adverse consequences of undertaking its own public offering. (Such consequences might include expense, time delays, loss of voting control and the necessity of complying with various federal and state laws enacted for the protection of investors.) In the event of such a merger, the company may be required to issue significant additional shares, and it may be anticipated that control over the Company's affairs may be transferred to others. It should also be noted that this type of business venture might have the effect of depriving the giftees of the purported protection of federal and state securities laws, which normally affect the process of a company's becoming publicly held.

         It is likely that the investigation and selection of business opportunities will be complex, time-consuming and extremely risky. However, management believes that even though the Company will have limited capital, the fact that their securities will be publicly-held will make it a reasonably attractive business prospect for other firms.

         As part of their investigation of acquisition possibilities, the Company's management may meet with executive officers of the business and its personnel; inspect its facilities; obtain independent analysis or verification of the information provided, and conduct other reasonable measures, to the extent permitted by the Company's limited resources and management's limited expertise. Generally, the Company intends to analyze and make a determination based upon all available information without reliance upon any single factor as controlling.

         In all likelihood, the Company's management will be inexperienced in the areas in which potential businesses will be investigated and in which the Company may make an acquisition or investment. Thus, it may become necessary for the Company to retain consultants or outside professional firms to assist management in-evaluating potential investments, and to hire managers to run or oversee the operations of its acquisitions or investments. The Company can give no assurance that it will be able to find suitable consultants or managers. The Company intends not to employ any of its affiliates, officers, directors or principal shareholders as consultants. The Company has no policy regarding the use of consultants, however, if management, in its discretion, determines that it is in the best interests of the Company, management may seek consultants to review potential merger or acquisition candidates. It is anticipated that the total amount of fees paid to any consultant would not exceed $5,000.00 per transaction. The fee, it is anticipated, would be paid by the potential target company. There are currently no contracts or agreements between any consultant and any companies that are searching for "shell" companies with which to merge. There have been no preliminary discussions or understandings between the Company and any market maker regarding the participation of any such market maker in the aftermarket for the Company's securities inasmuch as no market for the securities is expected to arise due to the lack of transferability on the Company's shares until an acquisition is made and a Form 8-K is filed with the Commission.

         It may be anticipated that the investigation of specific business opportunities and the negotiation time and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention, and substantial costs of accountants, attorneys and others. Should a decision thereafter be made not to participate in a specific business opportunity, it is likely that costs already expended would not be recoverable. It is also likely, in the event a transaction should eventually fail to be consummated, for any reason, that the costs incurred by the Company would not be recoverable. The Company's officers and directors are entitled to reimbursement for all expenses incurred in their investigation of possible business ventures on behalf of the Company, and no assurance can be given that if the Company has available funds they will not be depleted in such expenses.

         In addition to the severe limitations placed upon the Company by virtue of its unfunded status, the Company will also be limited, in its investigation of possible acquisitions, by the reporting requirements of the Securities Exchange Act of 1934, pursuant to which certain information must be furnished in connection with any significant acquisitions. The Company would be required to furnish, with respect to any significant acquisition, certified financial statements for the acquired company, covering one, two or three years (depending upon the relative size of the acquisition). Consequently, acquisition prospects which do not have the requisite certified financial statements, or are unable to obtain them, may be in appropriate for acquisition under the present reporting requirements of the 1934 Act.

         The Company does not intend to take any action which would render it an investment company under The Investment Companies Act of 1940 (the "1940 Act"). the 1940 Act defines an investment company as one which (1) invests, reinvests or trades in securities as its primary business, (2) issues face-amount certificates of the installment type or (3) invests, reinvests, owns, holds or trades securities or owns or acquires investment securities having a value exceeding 40 percent of the value of its total assets (exclusive of Government securities and cash items) on an unconsolidated basis. The above 40 percent limitation may be exceeded so long as a company is primarily engaged, directly or through wholly-owned subsidiaries, in a business or businesses other than that of investing, reinvesting, owning, holding or trading in securities. A wholly-owned subsidiary is defined as one which is at least 95% owned by the company.

         Neither the Company nor any of its officers or directors are registered as investment advisers under the Investment Advisers Act of 1940 (the "Advisers Act"), and so there is no authority to pursue any course of business or activities which would render the Company or its management "investment advisers" as defined in the Advisers Act. Management believes that registration under the Advisers Act is not required and that certain exemptions are available, including the exemptions for person who may render advice to a limited number or other persons and who may advise other persons located in one state only.

         The Company expects to encounter intense competition in its efforts to locate suitable business opportunities in which to engage. The primary competition for desirable investments may come from other small companies organized and funded for similar purposes, from small business development corporations and from public and private venture capital organizations. As the Company will be completely unfunded, it can fairly be said that all of the competing entities will have significantly greater experience, resources, facilities, contacts and managerial expertise than the Company and will, consequently, be in a better position than the Company to obtain access to, and to engage in, business opportunities. Due to the lack of funds, the Company may not be in a position to compete with larger and more experienced entities for business opportunities which are low-risk. Business opportunity in which the Company may ultimately participate are likely to be highly risky and extremely speculative.

ITEM 2. Properties.

         The Company owns no properties and utilizes space on a rent-free basis. This arrangement is expected to continue until such earlier time as the Company become involved in a business venture which necessitates its relocation, as to which no assurances can be given. The Company has no agreements with respect to the maintenance or future acquisition of office facilities, however, if a successful merger/acquisition is negotiated, it is anticipated that the office of the Company will be moved to that of the acquired company.

ITEM 3. Legal Proceedings.

         Other than the matter discussed in Form 10-K, dated December, 1994, which was settled on September, 1994, no legal proceedings have been filed or are expected to be filed against the Company.

ITEM 4. Submission of Matters to a Vote of Security Holders.

         No matter was submitted to the Company's security holders for a vote during the fiscal year ending December 31, 1996.

                                     PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholders Matters.

         There currently is not a trading market for the Company's $.001 par value common stock nor has there been a trading market for the Company's stock since its inception.

         As of December 31, 1996, there were 749 record holders of the Company's common stock. The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.

ITEM 6. Selected Financial Data.

                          WASATCH PHARMACEUTICAL, INC.
                              SUMMARY OF OPERATIONS
                             DECEMBER, 1996 (000'S)


                                      1996      1995       1994      1993      1992       1991
                                      ----      ----       ----      ----      ----       ----
Total Assets                           0          0          0         0         0          0
Revenues                               0          0          0         0         0          0
Operating Expenses                     0          0          0         0         0        (10)
         Net Earnings (Loss)           0          0          0         0         0        (10)
Per Share Data Earnings (Loss)         0          0          0         0         0          0
Average Common
         Shares Outstanding          1,000      1,000      1,000     1,000     1,000      1,000

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         The Company has had no operational history and has yet to engage in business of any kind. All risks inherent in new and inexperienced enterprises are inherent in the Company's business. The Company has not made a formal study of the economic potential of any business. At the present the Company has not identified any assets or business opportunities for acquisition.

         The Company has no liquidity and no presently available capital resources, such as credit lines, guarantees, etc. and should a merger or acquisition prove unsuccessful, it is possible that the Company may be dissolved by the State of Nevada for failing to file reports. Should management decide not to further pursue its acquisition activities, management may abandon its activities and the shares of the Company would become worthless.

         Based on current economic and regulatory conditions. Management believes that it is possible, if not probable, for a company like the Company, without assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the registration process of "going public". However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of the Company.

ITEM 8. Financial Statements and Supplementary Data.

         See Item 14.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         During July of 1996, the Company appointed Andersen, Andersen, & Strong, L.C. as its independent auditors. There were no disagreements during the most recent two fiscal years and up to the date of dismissal of the predecessor auditor, Smith & Company. The decision was made by the Board of Directors. No other information in Section 229.304 of Regulation S-K is applicable. In August of 1997, the Company reappointed Smith & Company as its independent auditors. There were no disagreements during the most recent two fiscal years and up to the date of dismissal of the predecessor auditor, Andersen, Andersen, & Strong, L.C. The decision was made by the Board of Directors.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant.

         The following table shows the positions held by the Company's officer and director. The director was appointed in September, 1994 and will serve until the next annual meeting of the Company's stockholders, and until his successor has been elected and has qualified. The officer was appointed to his position, and continues in such position, at the discretion of the director.

               Name                Age                          Position
         Mark Timothy               39                      President, Director

         MARK TIMOTHY, has been Director of the Company since September, 1994. In addition to his management position with the Company, he has been an officer of Timothy Chrysler Ford, Inc., a Utah-based automobile dealership.

ITEM 11. Executive Compensation

         The Company has made no arrangements for the remuneration of its officers and directors, except that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses if any, made on the Company's behalf in the investigation of business opportunities. No remuneration has been paid to the Company's officers or directors prior to the filing of this form. There are no agreements or understandings with respect to the amount or remuneration that officers and directors are expected to receive in the future. Management takes no salaries from the Company and does not anticipate receiving any salaries in the foreseeable future. No present prediction or representation can be made as to the compensation or other remuneration which may ultimately be paid to the Company's management, since upon the successful consummation of a business opportunity, substantial changes may occur in the structure of the Company and its management. At such time, contracts may be negotiated with new management requiring the payment of annual salaries or other forms of compensation not which cannot presently be anticipated. Use of the term "new management" is not intended to preclude the possibility that any of the present officers or directors of the Company might be elected to serve in the same or similar capacities upon the Company's decision to participate in one or more business opportunities.

         The Company's management may benefit directly or indirectly by payments of consulting fees, payment of finders fees to others, sales of insiders' stock positions in whole or in part to a private company, the Company or management of the Company or through the payment of salaries, or any others methods of payments through which insiders or current investors receive funds, stock, other assets or anything of value whether tangible or intangible. There are no plans, proposals, arrangements or understandings with respect to the sale of additional securities to affiliates, current shareholders or others prior to the location of a business opportunity.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth, as of December 31, 1994, information regarding the beneficial ownership of shares by each person known by the Company to own five percent or more of the outstanding shares, by each of the directors and by the officers and directors as a group.


                          Name & address               Amount of            Percent
  Title of Class      of beneficial owner        beneficial ownership      of Class
------------------   ---------------------      ----------------------    -----------
  Common                Mark Timothy                   800,000               80%
                     5340 South Cottonwood
                    Salt Lake City, Utah 841

ITEM 13. Certain Relationships and Related Transactions

         No officer, director, nominee for election as a director, or associate of such officer, director or nominee is or has been in debt to the Company during the last fiscal year. However, the Company's officer, director, and major shareholder, has made an oral undertaking to make loans to the Company in amounts sufficient to enable it to satisfy its reporting requirements and other obligations incumbent on it as a public company, and to commence, on a limited basis, the process of investigating possible merger and acquisition candidates. The Company's status as a publicly-held corporation may enhance its ability to locate potential business ventures. The loans will be interest free and are intended to be repaid at a future date, if or when the company shall have received sufficient funds through any business acquisition. The loans are intended to provide for the payment of filing fees, professional fees, printing and copying fees and other miscellaneous fees.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         Financial Statements and Financial Statement Schedules.

         Financial Statements - December 31, 1996

         Reports on Form 8-K

         There were no reports on Form 8-K filed during the fiscal year ending December 31, 1996

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      WASATCH PHARMACEUTICAL, INC.



Dated: August 27, 1997                By:  /s/
                                           Mark Timothy, President and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Dated:  August 27, 1997               By:  /s/
                                           Mark Timothy, President and Director

                                 SMITH & COMPANY
                          CERTIFIED PUBLIC ACCOUNTANTS

MEMBERS OF:                                10 WEST 100 SOUTH, SUITE 700
AMERICAN INSTITUTE OF                      SALT LAKE CITY, UTAH 84101
     CERTIFIED PUBLIC ACCOUNTANTS          TELEPHONE:  (801) 575-8297
UTAH ASSOCIATION OF                        FACSIMILE:  (801) 575-8306
     CERTIFIED PUBLIC ACCOUNTANTS          E-MAIL: smith&co@smithandcocpa.com

-------------------------------------------------------------------------------






                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Wasatch Pharmaceutical, Inc. (A Development Stage Company)

We have audited the accompanying balance sheets of Wasatch Pharmaceutical, Inc. (a development stage company) as of December 31, 1996 and 1995, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 1996, 1995 and 1994 and for the period of April 14, 1986 (date of inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wasatch Pharmaceutical, Inc. (a development stage company) as of December 31, 1996 and 1995 and the results of its operations, changes in stockholders' equity and its cash flows for the years ended December 31, 1996, 1995 and 1994 and for the period of April 14, 1986 (date of inception) to December 31, 1996 in conformity with generally accepted accounting principles.


                                                  /s/ Smith & Company
                                                   CERTIFIED PUBLIC ACCOUNTANTS


Salt Lake City, Utah
August 5, 1997

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                                                     12/31/96              12/31/95
                                                                                 -----------------     -----------------
             ASSETS
CURRENT ASSETS
         Cash in bank                                                            $               0     $               0
                                                                                 -----------------     -----------------

                      TOTAL CURRENT ASSETS                                                       0                     0

OTHER ASSETS
         Organization costs (Note 1)                                                             0                     0
                                                                                 -----------------     -----------------
                                                                                                 0                     0
                                                                                 -----------------     -----------------

                                                                                 $               0     $               0
                                                                                 =================     =================

             LIABILITIES & EQUITY
CURRENT LIABILITIES
         Accounts payable                                                        $               0     $               0
                                                                                 -----------------     -----------------

                      TOTAL CURRENT LIABILITIES                                                  0                     0

STOCKHOLDERS' EQUITY Common Stock $.001 par value:
          Authorized - 100,000,000 shares
          Issued and outstanding
          1,000,000 shares                                                                   1,000                 1,000
         Additional paid-in capital                                                          1,000                 1,000
         Deficit accumulated during
          the development stage                                                             (2,000)               (2,000)
                                                                                 -----------------     -----------------

                      TOTAL STOCKHOLDERS' EQUITY                                                 0                     0
                                                                                 -----------------     -----------------

                                                                                 $               0     $               0
                                                                                 =================     =================

See Notes to Financial Statements.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS



                                                                                                       4/14/86
                                                 Year               Year              Year            (Date of
                                                 ended              ended             ended         inception) to
                                               12/31/96           12/31/95          12/31/94          12/31/96
                                          ----------------    --------------     --------------    --------------
Net sales                                 $              0    $            0     $            0    $            0
         Cost of sales                                   0                 0                  0                 0
                                          ----------------    --------------     --------------    --------------

                      GROSS PROFIT                       0                 0                  0                 0


General & administrative
 expenses                                                0                 0                  0             2,000
                                          ----------------    --------------     --------------    --------------

                  NET LOSS                $              0    $            0     $            0    $       (2,000)
                                          ================    ==============     ==============    ==============


Net income (loss) per weighted
 average share                            $            .00    $          .00     $          .00
                                          ================    ==============     ==============


Weighted average number of
 common shares used to compute
 net income (loss) per weighted
 average share                                  1,000,000         1,000,000          1,000,000
                                          ===============     =============      =============







See Notes to Financial Statements.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                                                              Deficit
                                                                                                            Accumulated
                                                          Common Stock                  Additional            During
                                                         Par Value $0.001                Paid-in             Development
                                                     Shares            Amount            Capital               Stage
                                                 --------------    --------------    -----------------    --------------
Balances at 4/14/86 (Date of inception)                       0    $            0    $               0    $            0
  Issuance of common stock (restricted)
    at $.002 per share at 4/14/86                     1,000,000             1,000                1,000
         Net loss for period                                                                                      (1,950)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/86                                  1,000,000             1,000                1,000            (1,950)
         Net loss for year                                                                                           (10)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/87                                  1,000,000             1,000                1,000            (1,960)
         Net loss for year                                                                                           (10)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/88                                  1,000,000             1,000                1,000            (1,970)
         Net loss for year                                                                                           (10)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/89                                  1,000,000             1,000                1,000            (1,980)
         Net loss for year                                                                                           (10)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/90                                  1,000,000             1,000                1,000            (1,990)
         Net loss for year                                                                                           (10)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/91                                  1,000,000             1,000                1,000            (2,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/92                                  1,000,000             1,000                1,000            (2,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/93                                  1,000,000             1,000                1,000            (2,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/94                                  1,000,000             1,000                1,000            (2,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/95                                  1,000,000             1,000                1,000            (2,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------

Balances at 12/31/96                                  1,000,000    $        1,000    $           1,000    $       (2,000)
                                                 ==============    ==============    =================    ==============


See Notes to Financial Statements.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS



                                                                                                              4/14/86
                                                        Year               Year              Year            (Date of
                                                       ended              ended             ended           Inception) to
                                                     12/31/96           12/31/95          12/31/94          12/31/96
                                                   --------------     --------------     --------------    --------------
OPERATING ACTIVITIES
         Net income (loss)                         $            0     $            0     $           0    $       (2,000)
         Adjustments to reconcile
          net income (loss) to
          cash used by operating
          activities:
             Amortization                                       0                  0                 0                50
                                                   --------------     --------------    --------------    --------------

                      NET CASH USED BY
                      OPERATING ACTIVITIES                      0                  0                 0            (1,950)

INVESTING ACTIVITIES
         Organization costs                                     0                  0                 0               (50)
                                                   --------------     --------------    --------------    --------------

                      NET CASH USED BY
                      INVESTING ACTIVITIES                      0                  0                 0               (50)

FINANCING ACTIVITIES
         Proceeds from sale of
          common stock                                          0                  0                 0             2,000
                                                   --------------     --------------    --------------    --------------

                      NET CASH PROVIDED BY
                      FINANCING ACTIVITIES                      0                  0                 0             2,000
                                                   --------------     --------------    --------------    --------------

                      INCREASE IN CASH
                      AND CASH EQUIVALENTS                      0                  0                 0                 0

         Cash and cash equivalents
         at beginning of year                                   0                  0                 0                 0
                                                   --------------     --------------    --------------    --------------

                      CASH & CASH EQUIVALENTS
                      AT END OF YEAR               $            0     $            0    $            0    $            0
                                                   ==============     ==============    ==============    ==============




See Notes to Financial Statements.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996


NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
         Accounting Methods
         The Company recognizes income and expenses based on the accrual method of accounting.

         Dividend Policy:
         The Company has not yet adopted any policy regarding payment of dividends.

         Organization Costs:
         The Company amortized its organization costs over a five year period.

         Income Taxes:
         The Company records the income tax effect of transactions in the same year that the transactions enter into the determination of income, regardless of when the transactions are recognized for tax purposes. Tax credits are recorded in the year realized. Since the Company has not yet realized income as of the date of this report, no provision for income taxes has been made.

         In February, 1992, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which supersedes substantially all existing authoritative literature for accounting for income taxes and requires deferred tax balances to be adjusted to reflect the tax rates in effect when those amounts are expected to become payable or refundable. The Statement was applied in the Company's financial statements for the fiscal year commencing January 1, 1993.

         At December 31, 1996 a deferred tax asset has not been recorded due to the Company's lack of operations to provide income to use the net operating loss carryover of $2,000 which expires as follows:

              Year Ended              Expires                 Amount

          December 31, 1986       December 31, 2001      $              1,950
          December 31, 1987       December 31, 2002                        10
          December 31, 1988       December 31, 2003                        10
          December 31, 1989       December 31, 2004                        10
          December 31, 1990       December 31, 2005                        10
          December 31, 1991       December 31, 2006                        10
                                                         --------------------
                                                         $              2,000
                                                         ====================

NOTE 2: DEVELOPMENT STAGE COMPANY
         The Company was incorporated as Upsilon, Inc. under the laws of the State of Utah on April 14, 1986 and has been in the development stage since incorporation. On December 30, 1993, the Company was dissolved as a Utah corporation and reincorporated in Nevada as Upsilon Industries, Inc. On July 21, 1995, the Company changed its name to TTN Capitol, Inc. and subsequently, on October 15, 1995, the Company changed its name to Wasatch Pharmaceutical, Inc.

NOTE 3: CAPITALIZATION
         On the date of incorporation, the Company sold 1,000,000 shares of its common stock to Capital General Corporation for $2,000 cash for an average consideration of $.002 per share. The Company's authorized stock includes 100,000,000 shares of common stock at $.001 par value.

NOTE 4: RELATED PARTY TRANSACTIONS
         The Company neither owns or leases any real property. Office services are provided, without charge, by a principal shareholder. Such costs are immaterial to the financial statements, and, accordingly, have not been reflected therein. The officer and director of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such person may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts.
                                       F-6