Form 10QSB
period 1997-03-31
WASATCH PHARMACEUTICAL INC /NV/
filed 1997-09-04
CIK 853465

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission File No.     33-55254-09

                          WASATCH PHARMACEUTICAL, INC.
        (Exact name of Small Business Issuer as specified in its charter)

           NEVADA                                  87-0434293
(State or other jurisdiction                   (I.R.S. Employer
of incorporation or organization)            Identification Number)


 5340 South Cottonwood Lane, Salt Lake City, Utah             84117
(Address of principal executive offices)                   (Zip Code)


Issuer's telephone number, including area code     (801) 424-2424

         Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

             Class                           Outstanding as of August 22, 1997
------------------------------------         ---------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                 1,000,000 SHARES

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BASIS OF REPRESENTATION

General

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 1997, are not necessarily indicative of the results that can be expected for the year ending December 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Company has had no operational history and has yet to engage in business of any kind. All risks inherent in new and inexperienced enterprises are inherent in the Company's business. The Company has not made a formal study of the economic potential of any business. At the present, the Company has not identified any assets or business opportunities for acquisition.

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

         Based on current economic and regulatory conditions, and regulatory conditions, Management believes that it is possible, if not probable, for a company like the Company, without assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the registration process of "going public". However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of the Company.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  99.1 Financial Statements as of March 31, 1997
                  27 Financial Data Schedule

         (b)      Reports on Form 8-K
                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   WASATCH PHARMACEUTICAL, INC.



Dated:  September 4, 1997          /s/
                                   Mark Timothy, President and Director

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                   (Unaudited)

                                                                                  March 31,
                                                                                    1997
                                                                           ----------------------
ASSETS
              CURRENT ASSETS
                  Cash in bank                                             $                    0
                                                                           ----------------------

                                              TOTAL CURRENT ASSETS                              0

OTHER ASSETS
              Organization costs                                                                0
                                                                                                0
                                                                           ----------------------

                                                                           $                    0
                                                                           ======================

LIABILITIES & EQUITY
              CURRENT LIABILITIES
                  Accounts payable                                         $                    0
                                                                           ----------------------

                                         TOTAL CURRENT LIABILITIES                              0

STOCKHOLDERS' EQUITY
                  Common Stock $.001 par value:
                      Authorized - 100,000,000 shares
                      Issued and outstanding
                       1,000,000 shares                                                     1,000
                  Additional paid-in capital                                                1,000
                  Deficit accumulated during the
                      development stage                                                    (2,000)
                                                                           ----------------------

                                        TOTAL STOCKHOLDERS' EQUITY                              0
                                                                           ----------------------

                                                                           $                    0
                                                                           ======================

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                           4/14/86
                                                                     Three Months Ended                   (Date of
                                                                          March 31,                     inception) to
                                                                   1997               1996                 3/31/97
                                                            -----------------   -----------------  -----------------------
Net sales                                                   $               0   $               0  $                     0
Cost of sales                                                               0                   0                        0
                                                            -----------------   -----------------  -----------------------

                                              GROSS PROFIT                  0                   0                        0

General and administrative expenses                                         0                   0                    2,000
                                                            -----------------   -----------------  -----------------------

                                                  NET LOSS  $               0   $               0  $                (2,000)
                                                            =================   =================  =======================

Net income (loss) per weighted
           average share                                    $             .00   $             .00
                                                            =================   =================

Weighted average number of common
           shares used to compute net income
           (loss) per weighted average share                        1,000,000           1,000,000
                                                            =================   =================

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                     Deficit
                                                                                                   Accumulated
                                                   Common Stock                 Additional           During
                                                 Par Value $0.001                 Paid-in          Development
                                            Shares            Amount              Capital             Stage
                                        --------------    --------------    -----------------    --------------

Balances at 4/14/86
     (Date of inception)                             0    $            0    $               0    $            0
     Issuance of common
         stock (restricted)
         at $.002 per share
         at 4/14/86                          1,000,000             1,000                1,000
     Net loss for period                                                                                 (1,950)
                                        --------------    --------------    -----------------    --------------
Balances at 12/31/86                         1,000,000             1,000                1,000            (1,950)
     Net loss for year                                                                                      (10)
                                        --------------    --------------    -----------------    --------------
Balances at 12/31/87                         1,000,000             1,000                1,000            (1,960)
     Net loss for year                                                                                      (10)
                                        --------------    --------------    -----------------    --------------
Balances at 12/31/88                         1,000,000             1,000                1,000            (1,970)
     Net loss for year                                                                                      (10)
                                        --------------    --------------    -----------------    --------------
Balances at 12/31/89                         1,000,000             1,000                1,000            (1,980)
     Net loss for year                                                                                      (10)
                                        --------------    --------------    -----------------    --------------
Balances at 12/31/90                         1,000,000             1,000                1,000            (1,990)
     Net loss for year                                                                                      (10)
                                        --------------    --------------    -----------------    --------------
Balances at 12/31/91                         1,000,000             1,000                1,000            (2,000)
     Net income for year                                                                                      0
                                        --------------    --------------    -----------------    --------------
Balances at 12/31/92                         1,000,000             1,000                1,000            (2,000)
     Net income for year                                                                                      0
                                        --------------    --------------    -----------------    --------------
Balances at 12/31/93                         1,000,000             1,000                1,000            (2,000)
     Net income for year                                                                                      0
                                        --------------    --------------    -----------------    --------------
Balances at 12/31/94                         1,000,000             1,000                1,000            (2,000)
     Net income for year                                                                                      0
                                        --------------    --------------    -----------------    --------------
Balances at 12/31/95                         1,000,000             1,000                1,000            (2,000)
     Net income for year                                                                                      0
                                        --------------    --------------    -----------------    --------------
Balances at 12/31/96                         1,000,000             1,000                1,000            (2,000)
     Net income for period                                                                                    0
                                        --------------    --------------    -----------------    --------------

Balances at 3/31/97                          1,000,000    $        1,000    $           1,000    $       (2,000)
                                        ==============    ==============    =================    ==============

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                        4/14/86
                                                                                                       (Date of
                                                                  Three Months Ended March 31,       Inception) to
                                                                     1997              1996             3/31/97
                                                               ---------------    ---------------  ----------------
OPERATING ACTIVITIES
  Net (loss)                                                   $             0    $             0  $         (2,000)
  Adjustments to reconcile net (loss) to cash used
     by operating activities:
       Amortization                                                          0                  0                50
                                                               ---------------    ---------------  ----------------
                                               NET CASH USED
                                     BY OPERATING ACTIVITIES                 0                  0            (1,950)

INVESTING ACTIVITIES
  Organization costs                                                         0                  0               (50)
                                                               ---------------    ---------------  ----------------

                                    NET CASH PROVIDED (USED)
                                     BY INVESTING ACTIVITIES                 0                  0               (50)

FINANCING ACTIVITIES
  Proceeds from sale of common stock                                         0                  0             2,000
                                                               ---------------    ---------------  ----------------

                                        NET CASH PROVIDED BY
                                        FINANCING ACTIVITIES                 0                  0             2,000
                                                               ---------------    ---------------  ----------------

                                            INCREASE IN CASH
                                        AND CASH EQUIVALENTS                 0                  0                 0

Cash and cash equivalents at beginning of year                               0                  0                 0
                                                               ---------------    ---------------  ----------------

                                   CASH AND CASH EQUIVALENTS
                                            AT END OF PERIOD   $             0    $             0  $              0
                                                               ===============    ===============  ================