Form 10KSB
period 1997-12-31
WASATCH PHARMACEUTICAL INC /NV/
filed 1998-03-25
CIK 853465

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal Year ended:    December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number    33-55254-09

                          WASATCH PHARMACEUTICAL, INC.

  NEVADA                                            87-0434293
(State or other jurisdiction of           (I.R.S. Employer Identification
incorporation or organization)                             Number.)

 1466 Vintry, Salt Lake City, UTAH                         84121
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number, including area code    (801) 424-2424

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulations S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         As of March 4, 1998, there is no aggregate market value of the voting stock held by non-affiliates of the registrant.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Class                             Outstanding as of December 31, 1997
------------------------------------      ------------------------------------
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

         As an unfunded venture, the Company will be extremely limited in its attempts to locate potential business situations for investigation. However, the Company's officers, directors and major shareholder have undertaken to make loans to the Company in amounts sufficient to enable it to satisfy its reporting and other obligations as a public company, and to commence, on a limited basis, the process of investigating possible merger and acquisition candidates, and believe that the Company's status as a publicly-held corporation will enhance its ability to locate such potential business ventures.

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

         Management anticipates that due to its lack of funds, and the limited amount of its resources, the Company may be restricted to participation in only one potential business venture. This lack of diversification should be considered a substantial risk because it will not permit the Company to offset potential losses from one venture against gains from another.

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

         The Company will not restrict its search to any particular business, industry or geographical location, and reserves the right to evaluate and to enter into any type of business opportunity, in any stage of their development (including the upstart stages) in any location. In seeking business ventures, management can not be influenced primarily by an attempt to take advantage of the anticipated or perceived appeal in specific industry, management group, or product or industry, but rather will be motivated by the Company's business objective of seeking long term capital appreciation in their real value. In addition, the Exchange Act reporting requirements require the filing of the Form 8-K disclosing any businesses acquired and requires audited financial statements of such companies. These reporting requirements may substantially limit the businesses which may be available for possible acquisition candidates.

         The analysis of business opportunities will be undertaken by or under the supervision of the Company's management, none of whom is a professional analyst and none of whom have significant general business experience. Among the factors which management will consider in analyzing potential business opportunities are the available technical, financial and managerial resources: working capital and financial requirements; the history of operation, if any; future prospects; the nature of present and anticipated competition; potential for further research, development or exploration; growth and expansion potential; profit potential; the perceived public recognition or acceptance of products or services; name identification, and other relevant factors.

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

         A reorganization may be structured in such a way as to take advantage of certain beneficial tax consequences available in business reorganizations, in accordance with provisions of the Internal Revenue Code of 1986 (as amended). Pursuant to such a structure, the number of shares held prior to the reorganization by all of the Company's shareholders might be less than 20% of the total shares to be outstanding upon completion of the transaction. Substantial dilution of percentage equity ownership may result to the minority shareholders, in the discretion of management.

         Generally, the issuance of securities in a reorganization transaction would be undertaken in reliance upon one or more exemptions from the registration provisions of applicable federal securities laws, including the exemptions provided for non-public or limited offerings, distributions to persons resident in only one state and similar exemptions provided by state law. Shares issued in a reorganization transaction based upon these exemptions would be considered "restricted" securities under the 1933 Act, and would not be available for resale for a period of one year, in accordance with Rule 144 promulgated under the 1933 Act. However, the Company might undertake, in consideration with such a reorganization transaction certain registration options in connection with such securities.

         The  Company  may  choose  to  enter  into  a  venture   involving  the
acquisition of or merger with a company which does not need substantial additional capital but desires to establish a public trading market for their securities. Such a company may desire to consolidate its operations with the Company through a merger, reorganization, asset acquisition, or other combination, in order to avoid possible adverse consequences of undertaking its own public offering. (Such consequences might include expense, time delays, loss of voting control and the necessity of complying with various federal and state laws enacted for the protection of investors.) In the event of such a merger, the Company may be required to issue significant additional shares, and it may be anticipated that control over the Company's affairs may be transferred to others. It should also be noted that this type of business venture might have the effect of depriving the minority shareholders of the purported protection of federal and state securities laws, which normally affect the process of a company's becoming publicly held.

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

         In all likelihood, the Company's management will be inexperienced in the areas in which potential businesses will be investigated and in which the Company may make an acquisition or investment. Thus, it may become necessary for the Company to retain consultants or outside professional firms to assist management in evaluating potential investments, and to hire managers to run or oversee the operations of its acquisitions or investments. The Company can give no assurance that it will be able to find suitable consultants or managers. The Company intends not to employ any of its affiliates, officers, directors or principal shareholders as consultants. The Company has no policy regarding the use of consultants, however, if management, in its discretion, determines that it is in the best interests of the Company, management may seek consultants to review potential merger or acquisition candidates. It is anticipated that the total amount of fees paid to any consultant would not exceed $5,000 per transaction. The fee, it is anticipated, would be paid by the potential target company. There are currently no contracts or agreements between any consultant and any companies that are searching for "shell" companies with which to merge. There have been no preliminary discussions or understandings between the Company and any market maker regarding the participation of any such market maker in the aftermarket for the Company's securities inasmuch as no market for the securities is expected to arise due to the lack of transferability on the Company's shares until an acquisition is made and a Form 8-K is filed with the Commission.

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

         In addition to the severe limitations placed upon the Company by virtue of its unfunded status, the Company will also be limited, in its investigation of possible acquisitions, by the reporting requirements of the Securities Exchange Act of 1934, pursuant to which certain information must be furnished in connection with any significant acquisitions. The Company would be required to furnish, with respect to any significant acquisition, audited financial statements for the acquired company, covering one, two or three years (depending upon the relative size of the acquisition). Consequently, acquisition prospects which do not have the requisite audited financial statements, or are unable to obtain them, may be inappropriate for acquisition under the present reporting requirements of the 1934 Act.

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

         Neither the Company nor any of its officers or directors are registered as investment advisers under the Investment Advisers Act of 1940 (the "Advisers Act"), and so there is no authority to pursue any course of business or activities which would render the Company or its management "investment advisers" as defined in the Advisers Act. Management believes that registration under the Advisers Act is not required and that certain exemptions are available, including the exemptions for persons who may render advice to a limited number of other persons and who may advise other persons located in one state only.

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

ITEM 2. Properties.

         The Company owns no properties and utilizes space on a rent-free basis. This arrangement is expected to continue until such time as the Company becomes involved in a business venture which necessitates its relocation, as to which no assurances can be given. The Company has no agreements with respect to the maintenance or future acquisition of office facilities, however, if a successful merger/acquisition is negotiated, it is anticipated that the office of the Company will be moved to that of the acquired company.

ITEM 3. Legal Proceedings.

         Other than the matter discussed in Form 10-K, dated December, 1994, which was settled on September, 1994, no legal proceedings have been filed or are expected to be filed against the Company.

ITEM 4. Submission of Matters to a Vote of Security Holders.

         No matter was submitted to the Company's security holders for a vote during the fiscal year ending December 31, 1997.

                                     PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholders Matters.

         There currently is not a trading market for the Company's $.001 par value common stock nor has there been a trading market for the Company's stock since its inception.

         As of December 31, 1997, there were 749 record holders of the Company's common stock. The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.

ITEM 6. Management's Discussion and Analysis or Plan of Operation.

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

         Based on current economic and regulatory conditions, Management believes that it is possible, if not probable, for a company like the Company, without assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the registration process of "going public". However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of the Company.

ITEM 7. Financial Statements and Supplementary Data.

         See Item 13.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

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

                                    PART III

ITEM 9. Directors and Executive Officers of the Registrant.

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

ITEM 10. Executive Compensation

         The Company has made no arrangements for the remuneration of its officers and directors, except that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses if any, made on the Company's behalf in the investigation of business opportunities. No remuneration has been paid to the Company's officers or directors prior to the filing of this form. There are no agreements or understandings with respect to the amount or remuneration that officers and directors are expected to receive in the future. Management takes no salaries from the Company and does not anticipate receiving any salaries in the foreseeable future. No present prediction or representation can be made as to the compensation or other remuneration which may ultimately be paid to the Company's management, since upon the successful consummation of a business opportunity, substantial changes may occur in the structure of the Company and its management. At such time, contracts may be negotiated with new management requiring the payment of annual salaries or other forms of compensation which cannot presently be anticipated. Use of the term "new management" is not intended to preclude the possibility that any of the present officers or directors of the Company might be elected to serve in the same or similar capacities upon the Company's decision to participate in one or more business opportunities.

         The Company's management may benefit directly or indirectly by payments of consulting fees, payment of finders fees to others, sales of insiders' stock positions in whole or in part to a private company, the Company or management of the Company or through the payment of salaries, or any other methods of payments through which insiders or current investors receive funds, stock, other assets or anything of value whether tangible or intangible. There are no plans, proposals, arrangements or understandings with respect to the sale of additional securities to affiliates, current shareholders or others prior to the location of a business opportunity.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth, as of December 31, 1997, information regarding the beneficial ownership of shares by each person known by the Company to own five percent or more of the outstanding shares, by each of the directors and by the officers and directors as a group.

                                 Name & address                   Amount of                  Percent
       Title of Class          of beneficial owner          beneficial ownership            of Class
       --------------      -------------------------        --------------------            --------
           Common          Mark Timothy                                  229,800              22.98%
                           1466 Vintry
                           Salt Lake City, Utah 84121

           Common          Ann Timothy (1)                               275,000              27.50%
                           1466 Vintry
                           Salt Lake City, Utah 84121

           Common          Julie Thorson                                 275,000              27.50%
                           1963 Stryker Avenue
                           Park City, Utah 84060

           Common          Capital General Corporation                    62,208               6.22%
                           3098 South Highland Dr. #460
                           Salt Lake City, Utah 84106

           Common          All Officers and Directors                    504,800              50.48%
                           as a group

         (1) Ann Timothy is the mother of Mark Timothy.

ITEM 12. Certain Relationships and Related Transactions

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

                                     PART IV

ITEM 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         Financial Statements and Financial Statement Schedules.

         Financial Statements - December 31, 1997

         Reports on Form 8-K

         There were no reports on Form 8-K filed during the fiscal year ending December 31, 1997

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        WASATCH PHARMACEUTICAL, INC.



Dated: March 24, 1998         By: /s/ Mark Timothy
                                    Mark Timothy, President and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Dated: March 24, 1998         By: /s/ Mark Timothy
                                   Mark Timothy, President and Director

                                 SMITH & COMPANY
                          A PROFESSIONAL CORPORATION OF
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

--------------------------------------------------------------------------------






                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Wasatch Pharmaceutical, Inc. (A Development Stage Company)

We have audited the accompanying balance sheets of Wasatch Pharmaceutical, Inc. (a development stage company) as of December 31, 1997 and 1996, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended, and for the period of April 14, 1986 (date of inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wasatch Pharmaceutical, Inc. (a development stage company) as of December 31, 1997 and 1996, and the results of its operations, changes in stockholders' equity, and its cash flows for the years then ended, and for the period of April 14, 1986 (date of inception) to December 31, 1997 in conformity with generally accepted accounting principles.


                                                  /s/ Smith & Company
                                                   CERTIFIED PUBLIC ACCOUNTANTS


Salt Lake City, Utah
March 24, 1998

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                                                       12/31/97              12/31/96
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
                                                                                 =================     =================

See Notes to Financial Statements.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS



                                                                                                       4/14/86
                                                                    Year              Year            (Date of
                                                                    ended             ended           inception) to
                                                                  12/31/97          12/31/96           12/31/97
                                                                ------------      ------------      ----------------
Net sales                                                       $          0      $          0      $              0
Cost of sales                                                              0                 0                     0
                                                                ------------      ------------      ----------------

                                        GROSS PROFIT                       0                 0                     0


General & administrative
 expenses                                                                  0                 0                 2,000
                                                                ------------      ------------      ----------------

                                            NET LOSS            $          0      $          0      $         (2,000)
                                                                ============      ============      ================


Net income (loss) per weighted average share                    $        .00      $        .00
                                                                ============      ============


Weighted average number of common shares
         used to compute net income (loss) per
         weighted average share                                    1,000,000         1,000,000
                                                                ============      ============







See Notes to Financial Statements.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                                                            Deficit
                                                                                                           Accumulated
                                                           Common Stock                  Additional           During
                                                         Par Value $0.001                 Paid-in          Development
                                                      Shares            Amount            Capital               Stage
                                                 --------------    --------------    -----------------    --------------

Balances at 4/14/86
         (Date of inception)                                  0    $            0    $               0    $            0
         Issuance of common
             stock (restricted)
             at $.002 per share
             at 4/14/86                               1,000,000             1,000                1,000
         Net loss for period                                                                                      (1,950)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/86                                  1,000,000             1,000                1,000            (1,950)
         Net loss for year                                                                                           (10)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/87                                  1,000,000             1,000                1,000            (1,960)
         Net loss for year                                                                                           (10)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/88                                  1,000,000             1,000                1,000            (1,970)
         Net loss for year                                                                                           (10)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/89                                  1,000,000             1,000                1,000            (1,980)
         Net loss for year                                                                                           (10)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/90                                  1,000,000             1,000                1,000            (1,990)
         Net loss for year                                                                                           (10)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/91                                  1,000,000             1,000                1,000            (2,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/92                                  1,000,000             1,000                1,000            (2,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/93                                  1,000,000             1,000                1,000            (2,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/94                                  1,000,000             1,000                1,000            (2,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/95                                  1,000,000             1,000                1,000            (2,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/96                                  1,000,000             1,000                1,000            (2,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------

Balances at 12/31/97                                  1,000,000    $        1,000    $           1,000    $       (2,000)
                                                 ==============    ==============    =================    ==============




See Notes to Financial Statements.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS



                                                                                                              4/14/86
                                                                          Year              Year            (Date of
                                                                         ended             ended           Inception) to
                                                                         12/31/97          12/31/96          12/31/97
                                                                      --------------    --------------    --------------
OPERATING ACTIVITIES
         Net income (loss)                                            $            0    $            0    $       (2,000)
         Adjustments to reconcile net income (loss) to
          cash used by operating  activities:
             Amortization                                                          0                 0                50
                                                                      --------------    --------------    --------------

                                          NET CASH USED BY
                                      OPERATING ACTIVITIES                         0                 0            (1,950)

INVESTING ACTIVITIES
         Organization costs                                                        0                 0               (50)
                                                                      --------------    --------------    --------------

                                          NET CASH USED BY
                                      INVESTING ACTIVITIES                         0                 0               (50)

FINANCING ACTIVITIES
         Proceeds from sale of  common stock                                       0                 0             2,000
                                                                      --------------    --------------    --------------

                                      NET CASH PROVIDED BY
                                      FINANCING ACTIVITIES                         0                 0             2,000
                                                                      --------------    --------------    --------------

                                          INCREASE IN CASH
                                      AND CASH EQUIVALENTS                         0                 0                 0

         Cash and cash equivalents at beginning of year                            0                 0                 0
                                                                      --------------    --------------    --------------

                                   CASH & CASH EQUIVALENTS
                                            AT END OF YEAR            $            0    $            0    $            0
                                                                      ==============    ==============    ==============




See Notes to Financial Statements.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
         Accounting Methods:
         The Company recognizes income and expenses based on the accrual method of accounting.

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

         At December 31, 1997 a deferred tax asset has not been recorded due to the Company's lack of operations to provide income to use the net operating loss carryover of $2,000 which expires as follows:

                  Year Ended                Expires             Amount

               December 31, 1986       December 31, 2001      $    1,950
               December 31, 1987       December 31, 2002              10
               December 31, 1988       December 31, 2003              10
               December 31, 1989       December 31, 2004              10
               December 31, 1990       December 31, 2005              10
               December 31, 1991       December 31, 2006              10
                                                              ----------

                                                              $    2,000
                                                              ==========

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

NOTE 3:  CAPITALIZATION
         On the date of incorporation, the Company sold 1,000,000 shares of its common stock to Capital General Corporation for $2,000 cash, for an average consideration of $.002 per share. The Company's authorized stock includes 100,000,000 shares of common stock at $.001 par value.

NOTE 4:  RELATED PARTY TRANSACTIONS
         The Company neither owns nor leases any real property. Office services are provided, without charge, by a principal shareholder. Such costs are immaterial to the financial statements, and, accordingly, have not been reflected therein. The officer and director of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such person may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts.