Form 10QSB
period 1998-06-30
WASATCH PHARMACEUTICAL INC /NV/
filed 1998-08-11
CIK 853465

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1998

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

         Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [] No

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

             Class                             Outstanding as of June 30, 1998
------------------------------------         ----------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                   1,000,000 SHARES

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BASIS OF REPRESENTATION

General

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 1998, are not necessarily indicative of the results that can be expected for the year ending December 31, 1998.

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

                           PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  99.1 Financial Statements as of June 30, 1998
                  27 Financial Data Schedule

         (b)      Reports on Form 8-K
                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      WASATCH PHARMACEUTICAL, INC.



Dated:  August 11, 1998              -------------------------------------
                                      Mark Timothy, President and Director

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                   (Unaudited)

                                                                                  June 30,
                                                                                    1998
                                                                           ----------------------
ASSETS
              CURRENT ASSETS
                  Cash in bank                                             $                    0
                                                                           ----------------------

                                              TOTAL CURRENT ASSETS                              0

OTHER ASSETS
              Organization costs                                                                0
                                                                           ----------------------
                                                                                                0
                                                                           ----------------------

                                                                           $                    0
                                                                           ======================

LIABILITIES & EQUITY
              CURRENT LIABILITIES
                  Accounts payable                                         $                    0
                                                                           ----------------------

                                         TOTAL CURRENT LIABILITIES                              0

              STOCKHOLDERS' EQUITY
                  Common Stock $.001 par value:
                      Authorized - 100,000,000 shares
                      Issued and outstanding
                       1,000,000 shares                                                     1,000
                  Additional paid-in capital                                                1,000
                  Deficit accumulated during the
                      development stage                                                    (2,000)
                                                                           ----------------------

                                        TOTAL STOCKHOLDERS' EQUITY                              0
                                                                           ----------------------

                                                                           $                    0
                                                                           ======================

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                      4/14/86
                                                        Three Months Ended              Six Months Ended             (Date of
                                                             June 30,                       June 30,               inception) to
                                                        1998           1997           1998            1997            6/30/98
                                                   -------------  --------------  -------------  -------------  ------------------
Net sales                                          $           0  $            0  $           0  $           0  $                0
Cost of sales                                                  0               0              0              0                   0
                                                   -------------  --------------  -------------  -------------  ------------------

                                     GROSS PROFIT              0               0              0              0                   0

General and administrative expenses                            0               0              0              0               2,000
                                                   -------------  --------------  -------------  -------------  ------------------

                                         NET LOSS  $           0  $            0  $           0  $           0  $           (2,000)
                                                   =============  ==============  =============  =============  ==================

Net income (loss) per weighted
     average share                                 $         .00  $          .00  $         .00  $         .00
                                                   =============  ==============  =============  =============

Weighted average number of common
     shares used to compute net income
     (loss) per weighted average share                 1,000,000       1,000,000      1,000,000      1,000,000
                                                   =============  ==============  =============  =============

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                     Deficit
                                                                                                   Accumulated
                                                   Common Stock                 Additional           During
                                                 Par Value $0.001                 Paid-in          Development
                                            Shares            Amount              Capital             Stage
                                        --------------    --------------    -----------------    --------------

Balances at 4/14/86
     (Date of inception)                             0    $            0    $               0    $            0
     Issuance of common
         stock (restricted)
         at $.002 per share
         at 4/14/86                          1,000,000             1,000                1,000
     Net loss for period                                                                                 (1,950)
                                        --------------    --------------    -----------------    --------------
Balances at 12/31/86                         1,000,000             1,000                1,000            (1,950)
     Net loss for year                                                                                      (10)
                                        --------------    --------------    -----------------    --------------
Balances at 12/31/87                         1,000,000             1,000                1,000            (1,960)
     Net loss for year                                                                                      (10)
                                        --------------    --------------    -----------------    --------------
Balances at 12/31/88                         1,000,000             1,000                1,000            (1,970)
     Net loss for year                                                                                      (10)
                                        --------------    --------------    -----------------    --------------
Balances at 12/31/89                         1,000,000             1,000                1,000            (1,980)
     Net loss for year                                                                                      (10)
                                        --------------    --------------    -----------------    --------------
Balances at 12/31/90                         1,000,000             1,000                1,000            (1,990)
     Net loss for year                                                                                      (10)
                                        --------------    --------------    -----------------    --------------
Balances at 12/31/91                         1,000,000             1,000                1,000            (2,000)
     Net income for year                                                                                      0
                                        --------------    --------------    -----------------    --------------
Balances at 12/31/92                         1,000,000             1,000                1,000            (2,000)
     Net income for year                                                                                      0
                                        --------------    --------------    -----------------    --------------
Balances at 12/31/93                         1,000,000             1,000                1,000            (2,000)
     Net income for year                                                                                      0
                                        --------------    --------------    -----------------    --------------
Balances at 12/31/94                         1,000,000             1,000                1,000            (2,000)
     Net income for year                                                                                      0
                                        --------------    --------------    -----------------    --------------
Balances at 12/31/95                         1,000,000             1,000                1,000            (2,000)
     Net income for year                                                                                      0
                                        --------------    --------------    -----------------    --------------
Balances at 12/31/96                         1,000,000             1,000                1,000            (2,000)
     Net income for year                                                                                      0
                                        --------------    --------------    -----------------    --------------
Balances at 12/31/97                         1,000,000             1,000                1,000            (2,000)
     Net income for period                                                                                    0
                                        --------------    --------------    -----------------    --------------

Balances at 6/30/98                          1,000,000    $        1,000    $           1,000    $       (2,000)
                                        ==============    ==============    =================    ==============

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                        4/14/86
                                                                                                       (Date of
                                                                    Six Months Ended June 30,        Inception) to
                                                                     1998              1997             6/30/98
                                                               ---------------    ---------------  ----------------
OPERATING ACTIVITIES
  Net (loss)                                                   $             0    $             0  $         (2,000)
  Adjustments to reconcile net (loss) to cash used
     by operating activities:
       Amortization                                                          0                  0                50
                                                               ---------------    ---------------  ----------------
                                               NET CASH USED
                                     BY OPERATING ACTIVITIES                 0                  0            (1,950)

INVESTING ACTIVITIES
  Organization costs                                                         0                  0               (50)
                                                               ---------------    ---------------  ----------------

                                    NET CASH PROVIDED (USED)
                                     BY INVESTING ACTIVITIES                 0                  0               (50)

FINANCING ACTIVITIES
  Proceeds from sale of common stock                                         0                  0             2,000
                                                               ---------------    ---------------  ----------------

                                        NET CASH PROVIDED BY
                                        FINANCING ACTIVITIES                 0                  0             2,000
                                                               ---------------    ---------------  ----------------

                                            INCREASE IN CASH
                                        AND CASH EQUIVALENTS                 0                  0                 0

Cash and cash equivalents at beginning of year                               0                  0                 0
                                                               ---------------    ---------------  ----------------

                                   CASH AND CASH EQUIVALENTS
                                            AT END OF PERIOD   $             0    $             0  $              0
                                                               ===============    ===============  ================