Form 10KSB
period 1998-12-31
WASATCH PHARMACEUTICAL INC /NV/
filed 1999-03-31
CIK 853465

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal Year ended:    December 31, 1998

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

         As of March 5, 1999, there is no aggregate market value of the voting stock held by non-affiliates of the registrant.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Class                              Outstanding as of December 31, 1998
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

ITEM 4.           Submission of Matters to a Vote of Security Holders.

         No matter was submitted to the Company's security holders for a vote during the fiscal year ending December 31, 1998.

                                     PART II

ITEM 5.           Market for Registrant's Common Equity and Related Stockholders
                  Matters.

         There currently is not a trading market for the Company's $.001 par value common stock nor has there been a trading market for the Company's stock since its inception.

         As of December 31, 1998, there were 749 record holders of the Company's common stock. The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.

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

         Impact of the Year 2000 Issue

         The "Year 2000 problem" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail or create erroneous results. The extent of the potential impact of the Year 2000 problem is not yet known, and if not timely corrected, it could affect the global economy.

         The Company currently has no operations that require computers or dealing with other entities who use computers. Therefore, at the present time, the Company believes the issue will not adversely affect the Company. In the future, the Company intends to address the issue in more detail, if business circumstances require additional attention.

ITEM 7.           Financial Statements and Supplementary Data.

         See Item 13.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not applicable.

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

              Name                    Age                Position
         Mark Timothy                 40             President, Director

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

ITEM 11.         Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth, as of December 31, 1998, information regarding the beneficial ownership of shares by each person known by the Company to own five percent or more of the outstanding shares, by each of the directors and by the officers and directors as a group.


                                   Name & address                     Amount of             Percent
       Title of Class           of beneficial owner            beneficial ownership         of Class
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

                                     PART IV

ITEM 13.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         Financial Statements and Financial Statement Schedules.

         Financial Statements - December 31, 1998

         Reports on Form 8-K

         There were no reports on Form 8-K filed during the fiscal year ending December 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            WASATCH PHARMACEUTICAL, INC.



Dated: March 29, 1999              By:
                                      Mark Timothy, President and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Dated:  March 29, 1999              By:
                                       Mark Timothy, President and Director

                                 SMITH & COMPANY
                          A PROFESSIONAL CORPORATION OF
                          CERTIFIED PUBLIC ACCOUNTANTS

MEMBERS OF:                                  10 WEST 100 SOUTH, SUITE 700
AMERICAN INSTITUTE OF                        SALT LAKE CITY, UTAH 84101
     CERTIFIED PUBLIC ACCOUNTANTS            TELEPHONE: (801) 575-8297
UTAH ASSOCIATION OF                          FACSIMILE: (801) 575-8306
     CERTIFIED PUBLIC ACCOUNTANTS            E-MAIL:  smith&co@smithandcocpa.com
--------------------------------------------------------------------------------






                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Wasatch Pharmaceutical, Inc. (A Development Stage Company)

We have audited the accompanying balance sheets of Wasatch Pharmaceutical, Inc. (a development stage company) as of December 31, 1998 and 1997, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended, and for the period of April 14, 1986 (date of inception) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wasatch Pharmaceutical, Inc. (a development stage company) as of December 31, 1998 and 1997, and the results of its operations, changes in stockholders' equity, and its cash flows for the years then ended, and for the period of April 14, 1986 (date of inception) to December 31, 1998 in conformity with generally accepted accounting principles.


                                                       Smith & Company
                                                    CERTIFIED PUBLIC ACCOUNTANTS


Salt Lake City, Utah
March 5, 1999

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS




                                                                                               December 31,
                                                                                        1998                  1997
                                                                                 -----------------     -----------------
             ASSETS
CURRENT ASSETS
         Cash in bank                                                            $               0     $               0
                                                                                 -----------------     -----------------

                      TOTAL CURRENT ASSETS                                                       0                     0

OTHER ASSETS
         Organization costs (Note 1)                                                             0                     0
                                                                                 -----------------     -----------------
                                                                                                 0                     0
                                                                                 -----------------     -----------------

                                                                                 $               0     $               0
                                                                                 =================     =================

             LIABILITIES & EQUITY
CURRENT LIABILITIES
         Accounts payable                                                        $               0     $               0
                                                                                 -----------------     -----------------

                      TOTAL CURRENT LIABILITIES                                                  0                     0

STOCKHOLDERS' EQUITY
         Common Stock $.001 par value:
          Authorized - 100,000,000 shares
          Issued and outstanding 1,000,000 shares                                            1,000                 1,000
         Additional paid-in capital                                                          1,000                 1,000
         Deficit accumulated during
          the development stage                                                             (2,000)               (2,000)
                                                                                 -----------------     -----------------

                      TOTAL STOCKHOLDERS' EQUITY                                                 0                     0
                                                                                 -----------------     -----------------

                                                                                 $               0     $               0
                                                                                 =================     =================

See Notes to Financial Statements.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS




                                                                                                       4/14/86
                                                                            Years ended               (Date of
                                                                           December 31,              inception) to
                                                                     1998              1997            12/31/98
                                                                  -----------       -----------     ---------------
Net sales                                                         $         0       $         0     $             0
Cost of sales                                                               0                 0                   0
                                                                  -----------       -----------     ---------------

                      GROSS PROFIT                                          0                 0                   0


General & administrative
 expenses                                                                   0                 0               2,000
                                                                  -----------       -----------     ---------------

                          NET LOSS                                $         0       $         0     $        (2,000)
                                                                  ===========       ===========     ===============


Net income (loss) per weighted average share                      $       .00       $       .00
                                                                  ===========       ===========


Weighted average number of common shares
         used to compute net income (loss) per
         weighted average share                                     1,000,000         1,000,000
                                                                  ===========       ===========







See Notes to Financial Statements.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                                                             Deficit
                                                                                                           Accumulated
                                                        Common Stock                   Additional            During
                                                      Par Value $0.001                  Paid-in             Development
                                                    Shares            Amount            Capital               Stage
                                                 --------------    --------------    -----------------    --------------

Balances at 4/14/86
         (Date of inception)                                  0    $            0    $               0    $            0
         Issuance of common
             stock (restricted)
             at $.002 per share
             at 4/14/86                               1,000,000             1,000                1,000
         Net loss for period                                                                                      (1,950)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/86                                  1,000,000             1,000                1,000            (1,950)
         Net loss for year                                                                                           (10)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/87                                  1,000,000             1,000                1,000            (1,960)
         Net loss for year                                                                                           (10)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/88                                  1,000,000             1,000                1,000            (1,970)
         Net loss for year                                                                                           (10)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/89                                  1,000,000             1,000                1,000            (1,980)
         Net loss for year                                                                                           (10)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/90                                  1,000,000             1,000                1,000            (1,990)
         Net loss for year                                                                                           (10)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/91                                  1,000,000             1,000                1,000            (2,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/92                                  1,000,000             1,000                1,000            (2,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/93                                  1,000,000             1,000                1,000            (2,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/94                                  1,000,000             1,000                1,000            (2,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/95                                  1,000,000             1,000                1,000            (2,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/96                                  1,000,000             1,000                1,000            (2,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/97                                  1,000,000             1,000                1,000            (2,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------

Balances at 12/31/98                                  1,000,000    $        1,000    $           1,000    $       (2,000)
                                                 ==============    ==============    =================    ==============




See Notes to Financial Statements.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS




                                                                                                            4/14/86
                                                                               Years ended                   (Date of
                                                                               December 31,               inception) to
                                                                          1998              1997            12/31/98
                                                                      --------------    --------------    --------------
OPERATING ACTIVITIES
         Net income (loss)                                            $            0    $            0    $       (2,000)
         Adjustments to reconcile net income (loss) to
          cash used by operating  activities:
             Amortization                                                          0                 0                50
                                                                      --------------    --------------    --------------

                      NET CASH USED BY
                      OPERATING ACTIVITIES                                         0                 0            (1,950)

INVESTING ACTIVITIES
         Organization costs                                                        0                 0               (50)
                                                                      --------------    --------------    --------------

                      NET CASH USED BY
                      INVESTING ACTIVITIES                                         0                 0               (50)

FINANCING ACTIVITIES
         Proceeds from sale of  common stock                                       0                 0             2,000
                                                                      --------------    --------------    --------------

                      NET CASH PROVIDED BY
                      FINANCING ACTIVITIES                                         0                 0             2,000
                                                                      --------------    --------------    --------------

                      INCREASE IN CASH
                      AND CASH EQUIVALENTS                                         0                 0                 0

         Cash and cash equivalents at beginning of year                            0                 0                 0
                                                                      --------------    --------------    --------------

                      CASH & CASH EQUIVALENTS
                      AT END OF YEAR                                  $            0    $            0    $            0
                                                                      ==============    ==============    ==============




See Notes to Financial Statements.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998


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

         At December 31, 1998 a deferred tax asset has not been recorded due to the Company's lack of operations to provide income to use the net operating loss carryover of $2,000 which expires as follows:

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