Form 10QSB
period 1999-03-31
WASATCH PHARMACEUTICAL INC /NV/
filed 1999-05-21
CIK 853465

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1999

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission File No.     33-55254-09

                          WASATCH PHARMACEUTICAL, INC.
        (Exact name of Small Business Issuer as specified in its charter)

         NEVADA                                       87-0434293
(State or other jurisdiction            (I.R.S. Employer Identification Number)
of incorporation or organization)


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

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

             Class                           Outstanding as of March 31, 1999
------------------------------------         --------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                   1,000,000 SHARES

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

BASIS OF REPRESENTATION

General

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 1999, are not necessarily indicative of the results that can be expected for the year ending December 31, 1999.

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

                           PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  99.1 Financial Statements as of March 31, 1999
                  27 Financial Data Schedule

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

                                   WASATCH PHARMACEUTICAL, INC.



Dated:
                                   Mark Timothy, President and Director

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                                  March 31,                December 31,
                                                                                    1999                       1998
                                                                                 (Unaudited)                 (Audited)
                                                                           ----------------------    ---------------------
ASSETS
   CURRENT ASSETS
     Cash in bank                                                          $                    0    $                   0
                                                                           ----------------------    ---------------------

                                                   TOTAL CURRENT ASSETS                         0                        0

OTHER ASSETS
   Organization costs                                                                           0                        0
                                                                           ----------------------    ---------------------
                                                                                                0                        0
                                                                           ----------------------    ---------------------

                                                                           $                    0    $                   0
                                                                           ======================    =====================

LIABILITIES & EQUITY
   CURRENT LIABILITIES
     Accounts payable                                                      $                    0    $                   0
                                                                           ----------------------    ---------------------

                                              TOTAL CURRENT LIABILITIES                         0                        0

   STOCKHOLDERS' EQUITY
     Common Stock $.001 par value:
       Authorized - 100,000,000 shares
       Issued and outstanding
        1,000,000 shares                                                                    1,000                    1,000
     Additional paid-in capital                                                             1,000                    1,000
     Deficit accumulated during the
       development stage                                                                   (2,000)                  (2,000)
                                                                           ----------------------    ---------------------

                                             TOTAL STOCKHOLDERS' EQUITY                         0                        0
                                                                           ----------------------    ---------------------

                                                                           $                    0    $                   0
                                                                           ======================    =====================

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                           4/14/86
                                                                     Three Months Ended                   (Date of
                                                                          March 31,                     inception) to
                                                                   1999               1998                 3/31/99
                                                            -----------------   -----------------  -----------------------
Net sales                                                   $               0   $               0  $                     0
Cost of sales                                                               0                   0                        0
                                                            -----------------   -----------------  -----------------------

                                              GROSS PROFIT                  0                   0                        0

General and administrative expenses                                         0                   0                    2,000
                                                            -----------------   -----------------  -----------------------

                                                  NET LOSS  $               0   $               0  $                (2,000)
                                                            =================   =================  =======================

Net income (loss) per weighted
   average share                                            $             .00   $             .00
                                                            =================   =================

Weighted average number of common
   shares used to compute net income
   (loss) per weighted average share                                1,000,000           1,000,000
                                                            =================   =================

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                        4/14/86
                                                                                                       (Date of
                                                                  Three Months Ended March 31,       Inception) to
                                                                     1999              1998             3/31/99
                                                               ---------------    ---------------  ----------------
OPERATING ACTIVITIES
  Net (loss)                                                   $             0    $             0  $         (2,000)
  Adjustments to reconcile net (loss) to cash used
     by operating activities:
       Amortization                                                          0                  0                50
                                                               ---------------    ---------------  ----------------
                                               NET CASH USED
                                     BY OPERATING ACTIVITIES                 0                  0            (1,950)

INVESTING ACTIVITIES
  Organization costs                                                         0                  0               (50)
                                                               ---------------    ---------------  ----------------

                                    NET CASH PROVIDED (USED)
                                     BY INVESTING ACTIVITIES                 0                  0               (50)

FINANCING ACTIVITIES
  Proceeds from sale of common stock                                         0                  0             2,000
                                                               ---------------    ---------------  ----------------

                                        NET CASH PROVIDED BY
                                        FINANCING ACTIVITIES                 0                  0             2,000
                                                               ---------------    ---------------  ----------------

                                            INCREASE IN CASH
                                        AND CASH EQUIVALENTS                 0                  0                 0

Cash and cash equivalents at beginning of year                               0                  0                 0
                                                               ---------------    ---------------  ----------------

                                   CASH AND CASH EQUIVALENTS
                                            AT END OF PERIOD   $             0    $             0  $              0
                                                               ===============    ===============  ================