Form 10KSB
period 1999-12-31
WASATCH PHARMACEUTICAL INC /NV/
filed 2000-03-14
CIK 853465

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal Year ended:    December 31, 1999
                                    --------------------

                                                                 OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                               to
                               ---------------------------------------------

Commission file number    33-55254-09
                       --------------

                          WASATCH PHARMACEUTICAL, INC.

  NEVADA                                                      87-0434293
------------------------------------             -----------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                              Number.)

 1466 Vintry, Salt Lake City, UTAH                              84121
---------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number, including area code    (801) 424-2424
                                               -----------------

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

         As of February 23, 2000, there is no aggregate market value of the voting stock held by non-affiliates of the registrant.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Class                               Outstanding as of December 31, 1999
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

         The Company does not intend to take any action which would render it an investment company under The Investment Companies Act of 1940 (the "1940 Act"). The 1940 Act defines an investment company as one which (1) invests, reinvests or trades in securities as its primary business, (2) issues face-amount certificates of the installment type or (3) invests, reinvests, owns, holds or trades securities or owns or acquires investment securities having a value exceeding 40 percent of the value of its total assets (exclusive of Government securities and cash items) on an unconsolidated basis. The above 40 percent limitation may be exceeded so long as a company is primarily engaged, directly or through wholly- owned subsidiaries, in a business or businesses other than that of investing, reinvesting, owning, holding or trading in securities. A wholly-owned subsidiary is defined as one which is at least 95% owned by the company.

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

ITEM 4.           Submission of Matters to a Vote of Security Holders.

         No matter was submitted to the Company's security holders for a vote during the fiscal year ending December 31, 1999.

                                     PART II

ITEM 5.           Market for Registrant's Common Equity and Related Stockholders
                  Matters.

         There currently is not a trading market for the Company's $.001 par value common stock nor has there been a trading market for the Company's stock since its inception.

         As of December 31, 1999, there were 749 record holders of the Company's common stock. The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.

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

                  Name            Age                          Position
         Mark Timothy             41                       President, Director

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

ITEM 11.         Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth, as of December 31, 1999, information regarding the beneficial ownership of shares by each person known by the Company to own five percent or more of the outstanding shares, by each of the directors and by the officers and directors as a group.

                                         Name & address                          Amount of                           Percent
       Title of Class                  of beneficial owner                 beneficial ownership                     of Class
       --------------                  -------------------                 --------------------                     --------
           Common                         Mark Timothy                            229,800                            22.98%
                                           1466 Vintry
                                   Salt Lake City, Utah 84121
           Common                        Ann Timothy (1)                          275,000                            27.50%
                                           1466 Vintry
                                   Salt Lake City, Utah 84121
           Common                         Julie Thorson                           275,000                            27.50%
                                       1963 Stryker Avenue
                                      Park City, Utah 84060
           Common                  Capital General Corporation                    62,208                              6.22%
                                  3098 South Highland Dr. #460
                                   Salt Lake City, Utah 84106
           Common                  All Officers and Directors                     504,800                            50.48%
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

                                     PART IV

ITEM 13.          Exhibits, Financial Statement Schedules, and Reports on
                  Form 8-K.

         Financial Statements and Financial Statement Schedules.

         Financial Statements - December 31, 1999

         Reports on Form 8-K

         There were no reports on Form 8-K filed during the fiscal year ending December 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      WASATCH PHARMACEUTICAL, INC.



Dated: March 14, 2000        By:
                                     Mark Timothy, President and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Dated: March 14, 2000        By:
                                     Mark Timothy, President and Director

                                      Smith
                                        &
                                     Company

           A Professional Corporation of Certified Public Accountants

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Wasatch Pharmaceutical, Inc. (A Development Stage Company)

We have audited the accompanying balance sheets of Wasatch Pharmaceutical, Inc. (a development stage company) as of December 31, 1999 and 1998, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended, and for the period of April 14, 1986 (date of inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wasatch Pharmaceutical, Inc. (a development stage company) as of December 31, 1999 and 1998, and the results of its operations, changes in stockholders' equity, and its cash flows for the years then ended, and for the period of April 14, 1986 (date of inception) to December 31, 1999 in conformity with generally accepted accounting principles.


                                                   Smith & Company
                                                   CERTIFIED PUBLIC ACCOUNTANTS


Salt Lake City, Utah
February 23, 2000

          10 West 100 South, Suite 700o Salt Lake City, Utah 84101-1554
              Telephone: (801) 575-8297o Facsimile: (801) 575-8306
                       E-mail: smith&co@smithandcocpa.com
          Members: American Institute of Certified Public Accountantso
                Utah Association of Certified Public Accountants

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS




                                                                                              December 31,
                                                                                          1999                  1998
                                                                                 -----------------     -----------------
             ASSETS
CURRENT ASSETS
         Cash in bank                                                            $               0     $               0
                                                                                 -----------------     -----------------

                      TOTAL CURRENT ASSETS                                                       0                     0

OTHER ASSETS
         Organization costs (Note 1)                                                             0                     0
                                                                                 -----------------     -----------------
                                                                                                 0                     0
                                                                                 -----------------     -----------------

                                                                                 $               0     $               0
                                                                                 =================     =================

             LIABILITIES & EQUITY
CURRENT LIABILITIES
         Accounts payable                                                        $               0     $               0
                                                                                 -----------------     -----------------

                      TOTAL CURRENT LIABILITIES                                                  0                     0

STOCKHOLDERS' EQUITY
         Common Stock $.001 par value:
          Authorized - 100,000,000 shares
          Issued and outstanding 1,000,000 shares                                            1,000                 1,000
         Additional paid-in capital                                                          1,000                 1,000
         Deficit accumulated during
          the development stage                                                             (2,000)               (2,000)
                                                                                 -----------------     -----------------

                      TOTAL STOCKHOLDERS' EQUITY                                                 0                     0
                                                                                 -----------------     -----------------

                                                                                 $               0     $               0
                                                                                 =================     =================

See Notes to Financial Statements.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS




                                                                                                       4/14/86
                                                                               Years ended             (Date of
                                                                             December 31,           inception) to
                                                                    1999              1998            12/31/99
                                                                  -----------       -----------     --------------
Net sales                                                         $         0       $         0     $            0
Cost of sales                                                               0                 0                  0
                                                                  -----------       -----------     --------------

                      GROSS PROFIT                                          0                 0                  0


General & administrative
 expenses                                                                   0                 0              2,000
                                                                  -----------       -----------     --------------

                          NET LOSS                                $         0       $         0     $       (2,000)
                                                                  ===========       ===========     ==============


Net income (loss) per weighted average share                      $       .00       $      .00
                                                                  ===========       ==========


Weighted average number of common shares
         used to compute net income (loss) per
         weighted average share                                     1,000,000        1,000,000
                                                                  ===========       ==========







See Notes to Financial Statements.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                                                              Deficit
                                                                                                            Accumulated
                                                            Common Stock                 Additional            During
                                                          Par Value $0.001                Paid-in           Development
                                                      Shares            Amount            Capital               Stage
                                                 --------------    --------------    -----------------    --------------

Balances at 4/14/86
         (Date of inception)                                  0    $            0    $               0    $            0
         Issuance of common
             stock (restricted)
             at $.002 per share
             at 4/14/86                               1,000,000             1,000                1,000
         Net loss for period                                                                                      (1,950)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/86                                  1,000,000             1,000                1,000            (1,950)
         Net loss for year                                                                                           (10)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/87                                  1,000,000             1,000                1,000            (1,960)
         Net loss for year                                                                                           (10)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/88                                  1,000,000             1,000                1,000            (1,970)
         Net loss for year                                                                                           (10)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/89                                  1,000,000             1,000                1,000            (1,980)
         Net loss for year                                                                                           (10)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/90                                  1,000,000             1,000                1,000            (1,990)
         Net loss for year                                                                                           (10)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/91                                  1,000,000             1,000                1,000            (2,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/92                                  1,000,000             1,000                1,000            (2,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/93                                  1,000,000             1,000                1,000            (2,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/94                                  1,000,000             1,000                1,000            (2,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/95                                  1,000,000             1,000                1,000            (2,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/96                                  1,000,000             1,000                1,000            (2,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/97                                  1,000,000             1,000                1,000            (2,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/98                                  1,000,000             1,000                1,000            (2,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------

Balances at 12/31/99                                  1,000,000    $        1,000    $           1,000    $       (2,000)
                                                 ==============    ==============    =================    ==============




See Notes to Financial Statements.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS




                                                                                                              4/14/86
                                                                                 Years ended                 (Date of
                                                                                December 31,                inception) to
                                                                           1999              1998            12/31/99
                                                                      --------------    --------------    --------------
OPERATING ACTIVITIES
         Net income (loss)                                            $            0    $            0    $       (2,000)
         Adjustments to reconcile net income (loss) to
          cash used by operating  activities:
             Amortization                                                          0                 0                50
                                                                      --------------    --------------    --------------

                      NET CASH USED BY
                      OPERATING ACTIVITIES                                         0                 0            (1,950)

INVESTING ACTIVITIES
         Organization costs                                                        0                 0               (50)
                                                                      --------------    --------------    --------------

                      NET CASH USED BY
                      INVESTING ACTIVITIES                                         0                 0               (50)

FINANCING ACTIVITIES
         Proceeds from sale of  common stock                                       0                 0             2,000
                                                                      --------------    --------------    --------------

                      NET CASH PROVIDED BY
                      FINANCING ACTIVITIES                                         0                 0             2,000
                                                                      --------------    --------------    --------------
                      INCREASE IN CASH
                      AND CASH EQUIVALENTS                                         0                 0                 0

         Cash and cash equivalents at beginning of year                            0                 0                 0
                                                                      --------------    --------------    --------------

                      CASH & CASH EQUIVALENTS
                      AT END OF YEAR                                  $            0    $            0    $            0
                                                                      ==============    ==============    ==============




See Notes to Financial Statements.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999


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

         At December 31, 1999 a deferred tax asset has not been recorded due to the Company's lack of operations to provide income to use the net operating loss carryover of $2,000 which expires as follows:

                  Year Ended              Expires                  Amount

               December 31, 1986       December 31, 2001         $  1,950
               December 31, 1987       December 31, 2002               10
               December 31, 1988       December 31, 2003               10
               December 31, 1989       December 31, 2004               10
               December 31, 1990       December 31, 2005               10
               December 31, 1991       December 31, 2006               10
                                                                 --------

                                                                 $  2,000
                                                                 ========

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