Form 10QSB
period 2000-03-31
WASATCH PHARMACEUTICAL INC /NV/
filed 2000-05-11
CIK 853465

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2000
                               -----------------

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission File No.     33-55254-09
                    ---------------

                          WASATCH PHARMACEUTICAL, INC.
        (Exact name of Small Business Issuer as specified in its charter)

         NEVADA                                87-0434293
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)          Identification Number)


   1466 Vintry, Salt Lake City, Utah               84121
--------------------------------------------------------------
(Address of principal executive offices)        (Zip Code)


Issuer's telephone number, including area code     (801) 424-2424
                                               ------------------

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

             Class                             Outstanding as of March 31, 2000
-------------------------------------         ----------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                   1,000,000 SHARES

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

BASIS OF REPRESENTATION

General

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

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

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  99.1 Financial Statements as of March 31, 2000
                  27 Financial Data Schedule

         (b)      Reports on Form 8-K
                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WASATCH PHARMACEUTICAL, INC.



Dated:  May 11, 2000
                                        Mark Timothy, President and Director

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                                  March 31,                December 31,
                                                                                    2000                       1999
                                                                                 (Unaudited)                 (Audited)
                                                                           ----------------------    ---------------------
ASSETS
   CURRENT ASSETS
     Cash in bank                                                          $                    0    $                   0
                                                                           ----------------------    ---------------------

                                                   TOTAL CURRENT ASSETS                         0                        0

OTHER ASSETS
   Organization costs                                                                           0                        0
                                                                           ----------------------    ---------------------
                                                                                                0                        0
                                                                           ----------------------    ---------------------

                                                                           $                    0    $                   0
                                                                           ======================    =====================

LIABILITIES & EQUITY
   CURRENT LIABILITIES
     Accounts payable                                                      $                    0    $                   0
                                                                           ----------------------    ---------------------

                                              TOTAL CURRENT LIABILITIES                         0                        0

   STOCKHOLDERS' EQUITY
     Common Stock $.001 par value:
       Authorized - 100,000,000 shares
       Issued and outstanding
        1,000,000 shares                                                                    1,000                    1,000
     Additional paid-in capital                                                             1,000                    1,000
     Deficit accumulated during the
       development stage                                                                   (2,000)                  (2,000)
                                                                           ----------------------    ---------------------

                                             TOTAL STOCKHOLDERS' EQUITY                         0                        0
                                                                           ----------------------    ---------------------

                                                                           $                    0    $                   0
                                                                           ======================    =====================

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                           4/14/86
                                                                     Three Months Ended                   (Date of
                                                                          March 31,                     inception) to
                                                                   2000               1999                 3/31/00
                                                            -----------------   -----------------  -----------------------
Net sales                                                   $               0   $               0  $                     0
Cost of sales                                                               0                   0                        0
                                                            -----------------   -----------------  -----------------------

                                              GROSS PROFIT                  0                   0                        0

General and administrative expenses                                         0                   0                    2,000
                                                            -----------------   -----------------  -----------------------

                                                  NET LOSS  $               0   $               0  $                (2,000)
                                                            =================   =================  =======================

Net income (loss) per weighted
   average share                                            $             .00   $             .00
                                                            =================   =================

Weighted average number of common
   shares used to compute net income
   (loss) per weighted average share                                1,000,000           1,000,000
                                                            =================   =================

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                        4/14/86
                                                                                                       (Date of
                                                                  Three Months Ended March 31,       Inception) to
                                                                     2000              1999             3/31/00
                                                               ---------------    ---------------  ----------------
OPERATING ACTIVITIES
  Net (loss)                                                   $             0    $             0  $         (2,000)
  Adjustments to reconcile net (loss) to cash used
     by operating activities:
       Amortization                                                          0                  0                50
                                                               ---------------    ---------------  ----------------
                                               NET CASH USED
                                     BY OPERATING ACTIVITIES                 0                  0            (1,950)

INVESTING ACTIVITIES
  Organization costs                                                         0                  0               (50)
                                                               ---------------    ---------------  ----------------

                                    NET CASH PROVIDED (USED)
                                     BY INVESTING ACTIVITIES                 0                  0               (50)

FINANCING ACTIVITIES
  Proceeds from sale of common stock                                         0                  0             2,000
                                                               ---------------    ---------------  ----------------

                                        NET CASH PROVIDED BY
                                        FINANCING ACTIVITIES                 0                  0             2,000
                                                               ---------------    ---------------  ----------------

                                            INCREASE IN CASH
                                        AND CASH EQUIVALENTS                 0                  0                 0

Cash and cash equivalents at beginning of year                               0                  0                 0
                                                               ---------------    ---------------  ----------------

                                   CASH AND CASH EQUIVALENTS
                                            AT END OF PERIOD   $             0    $             0  $              0
                                                               ===============    ===============  ================
