Form 10QSB
period 2000-06-30
ROCKY POINT PHARMACEUTICALS INC
filed 2000-08-17
CIK 853465

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2000
                               -----------------------

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission File No.     33-55254-09
                    ---------------

                        Rocky Point Pharmaceuticals, Inc.
        (Exact name of Small Business Issuer as specified in its charter)

            NEVADA                                    87-0434293
--------------------------------         ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

         50 West Broadway, Suite 1111
         Salt Lake City, Utah                                 84101
--------------------------------------------         ------------------
(Address of principal executive offices)    (Zip Code)


Issuer's telephone number, including area code     (801) 363-1600
                                               ------------------------------

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

             Class                           Outstanding as of June 30, 2000
------------------------------------         -------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                 1,000,000 SHARES

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BASIS OF REPRESENTATION

General

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

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

                           PART II - OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders

On May 31, 2000, a special shareholders' meeting was held.

         Neil E. Crabtree and Dr. Robert Morrow were elected as directors. Mr. Crabtree and Dr. Morrow each received unanimous votes as directors. 780,000 shares of the 1,000,000 shares outstanding were represented at the meeting.

         Also, at the meeting the vote was unanimous to change the Company's name from Wasatch Pharmaceutical, Inc. to Rocky Point Pharmaceuticals, Inc.

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  99.1 Financial Statements as of June 30, 2000
                  27 Financial Data Schedule

         (b)      Reports on Form 8-K
                  On June 22, 2000, an 8-K was filed to announce a name change and new officers and directors.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Rocky Point Pharmaceuticals, Inc.



Dated: August 17, 2000          /s/ Neil E. Crabtree
                                --------------------------------------------
                                Neil E. Crabtree, President and Director

                        Rocky Point Pharmaceuticals, Inc.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                                  June 30,                 December 31,
                                                                                    2000                       1999
                                                                                 (Unaudited)                 (Audited)
                                                                           ----------------------    ----------------------
ASSETS
   CURRENT ASSETS
     Cash in bank                                                          $                    0    $                   0
                                                                           ----------------------    ---------------------

                                                   TOTAL CURRENT ASSETS                         0                        0

OTHER ASSETS
   Organization costs                                                                           0                        0
                                                                           ----------------------    ---------------------
                                                                                                0                        0
                                                                           ----------------------    ---------------------

                                                                           $                    0    $                   0
                                                                           ======================    =====================

LIABILITIES & EQUITY
   CURRENT LIABILITIES
     Accounts payable                                                      $                    0    $                   0
                                                                           ----------------------    ---------------------

                                              TOTAL CURRENT LIABILITIES                         0                        0

   STOCKHOLDERS' EQUITY
     Common Stock $.001 par value:
       Authorized - 100,000,000 shares
       Issued and outstanding
        1,000,000 shares                                                                    1,000                    1,000
     Additional paid-in capital                                                             1,000                    1,000
     Deficit accumulated during the
       development stage                                                                   (2,000)                  (2,000)
                                                                           ----------------------    ---------------------

                                             TOTAL STOCKHOLDERS' EQUITY                         0                        0
                                                                           ----------------------    ---------------------

                                                                           $                    0    $                   0
                                                                           ======================    =====================

                        Rocky Point Pharmaceuticals, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                                       4/14/86
                                                    Three Months Ended                  Six Months Ended              (Date of
                                                         June 30,                           June 30,                inception) to
                                                  2000              1999             2000              1999            6/30/00
                                            ----------------  ---------------   ---------------  ---------------   ---------------
Net sales                                   $              0  $             0   $             0  $             0   $             0
Cost of sales                                              0                0                 0                0                 0
                                            ----------------  ---------------   ---------------  ---------------   ---------------

                              GROSS PROFIT                 0                0                 0                0                 0

General and administrative expenses                        0                0                 0                0                 0
                                            ----------------  ---------------   ---------------  ---------------   ---------------

                                  NET LOSS  $              0  $             0   $             0  $             0   $        (2,000)
                                            ================  ===============   ===============  ===============   ===============

Net income (loss) per weighted
   average share                            $            .00  $           .00   $           .00  $           .00
                                            ================  ===============   ===============  ===============

Weighted average number of common
   shares used to compute net income
   (loss) per weighted average share               1,000,000        1,000,000         1,000,000        1,000,000
                                            ================  ===============   ===============  ===============

                        Rocky Point Pharmaceuticals, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                        4/14/86
                                                                                                       (Date of
                                                                    Six Months Ended June 30,        Inception) to
                                                                     2000              1999             6/30/00
                                                               ---------------    ---------------  ----------------
OPERATING ACTIVITIES
  Net (loss)                                                   $             0    $             0  $         (2,000)
  Adjustments to reconcile net (loss) to cash used
     by operating activities:
       Amortization                                                          0                  0                50
                                                               ---------------    ---------------  ----------------
                                               NET CASH USED
                                     BY OPERATING ACTIVITIES                 0                  0            (1,950)

INVESTING ACTIVITIES
  Organization costs                                                         0                  0               (50)
                                                               ---------------    ---------------  ----------------

                                    NET CASH PROVIDED (USED)
                                     BY INVESTING ACTIVITIES                 0                  0               (50)

FINANCING ACTIVITIES
  Proceeds from sale of common stock                                         0                  0             2,000
                                                               ---------------    ---------------  ----------------

                                        NET CASH PROVIDED BY
                                        FINANCING ACTIVITIES                 0                  0             2,000
                                                               ---------------    ---------------  ----------------

                                            INCREASE IN CASH
                                        AND CASH EQUIVALENTS                 0                  0                 0

Cash and cash equivalents at beginning of year                               0                  0                 0
                                                               ---------------    ---------------  ----------------

                                   CASH AND CASH EQUIVALENTS
                                            AT END OF PERIOD   $             0    $             0  $              0
                                                               ===============    ===============  ================