Form 10QSB
period 2000-09-30
ROCKY POINT PHARMACEUTICALS INC
filed 2000-11-01
CIK 853465

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 2000
                               ----------------------------

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission File No.     33-55254-09
                    ---------------

                        Rocky Point Pharmaceuticals, Inc.
        (Exact name of Small Business Issuer as specified in its charter)

          NEVADA                                      87-0434293
-------------------------------          --------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

    50 West Broadway, Suite 1111
       Salt Lake City, Utah                    84101
---------------------------------------     ----------
(Address of principal executive offices)    (Zip Code)


Issuer's telephone number, including area code     (801) 363-1600
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

             Class                          Outstanding as of September 30, 2000
------------------------------------        ------------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                 1,000,000 SHARES

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BASIS OF REPRESENTATION

General

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity (deficit) in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

                        Rocky Point Pharmaceuticals, Inc.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                                September 30,              December 31,
                                                                                    2000                       1999
                                                                                 (Unaudited)                 (Audited)
                                                                           ----------------------    ----------------------
ASSETS
   CURRENT ASSETS
     Cash in bank                                                          $                    0    $                   0
                                                                           ----------------------    ---------------------

                                                   TOTAL CURRENT ASSETS                         0                        0

OTHER ASSETS
   Organization costs                                                                           0                        0
                                                                           ----------------------    ---------------------
                                                                                                0                        0
                                                                           ----------------------    ---------------------

                                                                           $                    0    $                   0
                                                                           ======================    =====================

LIABILITIES & EQUITY (DEFICIT)
   CURRENT LIABILITIES
     Accounts payable                                                      $                  350    $                   0
                                                                           ----------------------    ---------------------

                                              TOTAL CURRENT LIABILITIES                       350                        0

   STOCKHOLDERS' EQUITY (DEFICIT)
     Common Stock $.001 par value:
       Authorized - 100,000,000 shares
       Issued and outstanding
        1,000,000 shares                                                                    1,000                    1,000
     Additional paid-in capital                                                             1,000                    1,000
     Deficit accumulated during the
       development stage                                                                   (2,350)                  (2,000)
                                                                           ----------------------    ---------------------

                                   TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                      (350)                       0
                                                                           ----------------------    ---------------------

                                                                           $                    0    $                   0
                                                                           ======================    =====================


                       See Notes to Financial Statements.

                        Rocky Point Pharmaceuticals, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                                       4/14/86
                                                    Three Months Ended                  Nine Months Ended             (Date of
                                                       September 30,                      September 30,             inception) to
                                                  2000              1999             2000              1999            9/30/00
                                            ----------------  ---------------   ---------------  ---------------   ---------------
Net sales                                   $              0  $             0   $             0  $             0   $             0
Cost of sales                                              0                0                 0                0                 0
                                            ----------------  ---------------   ---------------  ---------------   ---------------

                              GROSS PROFIT                 0                0                 0                0                 0

General and administrative expenses                      350                0               350                0             2,350
                                            ----------------  ---------------   ---------------  ---------------   ---------------

                                  NET LOSS  $           (350) $             0   $          (350) $             0   $        (2,350)
                                            ================  ===============   ===============  ===============   ===============

BASIC AND DILUTED
(LOSS) PER COMMON SHARE
Net income (loss) per weighted
   average share                            $           (.00) $           .00   $          (.00) $           .00
                                            ================  ===============   ===============  ===============

Weighted average number of common
   shares used to compute net income
   (loss) per weighted average share               1,000,000        1,000,000         1,000,000        1,000,000
                                            ================  ===============   ===============  ===============


                       See Notes to Financial Statements.

                        Rocky Point Pharmaceuticals, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                        4/14/86
                                                                        Nine Months Ended              (Date of
                                                                          September 30,              Inception) to
                                                                     2000              1999             9/30/00
                                                               ---------------    ---------------  ----------------
OPERATING ACTIVITIES
  Net (loss)                                                   $          (350)   $             0  $         (2,350)
  Adjustments to reconcile net (loss) to cash used
     by operating activities:
       Amortization                                                          0                  0                50
  Changes in
     Accounts payable                                                      350                  0               350
                                                               ---------------    ---------------  ----------------
                                               NET CASH USED
                                     BY OPERATING ACTIVITIES                 0                  0            (1,950)

INVESTING ACTIVITIES
  Organization costs                                                         0                  0               (50)
                                                               ---------------    ---------------  ----------------

                                    NET CASH PROVIDED (USED)
                                     BY INVESTING ACTIVITIES                 0                  0               (50)

FINANCING ACTIVITIES
  Proceeds from sale of common stock                                         0                  0             2,000
                                                               ---------------    ---------------  ----------------

                                        NET CASH PROVIDED BY
                                        FINANCING ACTIVITIES                 0                  0             2,000
                                                               ---------------    ---------------  ----------------

                                            INCREASE IN CASH
                                        AND CASH EQUIVALENTS                 0                  0                 0

Cash and cash equivalents at beginning of year                               0                  0                 0
                                                               ---------------    ---------------  ----------------

                                   CASH AND CASH EQUIVALENTS
                                            AT END OF PERIOD   $             0    $             0  $              0
                                                               ===============    ===============  ================






                       See Notes to Financial Statements.

                        Rocky Point Pharmaceuticals, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000


NOTE 1:       SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

              Basis of Presentation
              The accompanying financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted auditing principles for complete financial statements. The unaudited financial statements should, therefore, be read in conjunction with the financial statements and notes thereto in the Report on Form 10KSB for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year.

              Accounting Methods
              The Company recognizes income and expenses based on the accrual method of accounting.

              Dividend Policy
              The Company has not yet adopted any policy regarding payment of dividends.

              Organization Costs
              The Company amortized its organization costs over a five year period.

              Cash and Cash Equivalents
              For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

              Estimates
              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses during the reporting period. Estimates also affect the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from these estimates.


              Income Taxes
              The Company records the income tax effect of transactions in the same year that the transactions enter into the determination of income, regardless of when the transactions are recognized for tax purposes. Tax credits are recorded in the year realized. Since the Company has not yet realized income as of the date of this report, no provision for income taxes has been made.

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

              At December 31, 1999 a deferred tax asset has not been recorded due to the Company's lack of operations to provide income to use the net operating loss carryover of $2,000 which expires as follows:

                   Year Ended                Expires               Amount
               -------------------     -------------------     --------------
                December 31, 1986       December 31, 2001      $        1,950
                December 31, 1987       December 31, 2002                  10
                December 31, 1988       December 31, 2003                  10
                December 31, 1989       December 31, 2004                  10
                December 31, 1990       December 31, 2005                  10
                December 31, 1991       December 31, 2006                  10
                                                               --------------
                                                               $        2,000
                                                               ==============

                        Rocky Point Pharmaceuticals, Inc.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (continued)
                               September 30, 2000



NOTE 2:       DEVELOPMENT STAGE COMPANY
              The Company was incorporated as Upsilon, Inc. under the laws of the State of Utah on April 14, 1986 and has been in the development stage since incorporation. On December 30, 1993, the Company was dissolved as a Utah corporation and reincorporated in Nevada as Upsilon Industries, Inc. On July 21, 1995, the Company changed its name to TTN Capitol, Inc. and subsequently, on October 15, 1995, the Company changed its name to Wasatch Pharmaceutical, Inc. On May 31, 2000 the Company changed its name to Rocky Point Pharmaceuticals, Inc.

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

         Based on current economic and regulatory conditions, Management believes that it is possible, if not probable, for a company like the Company, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the registration process of "going public". However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of the Company.

                           PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  27 Financial Data Schedule

         (b)      Reports on Form 8-K
                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Rocky Point Pharmaceuticals, Inc.



Dated:   October 31, 2000            /s/ Neil E. Crabtree
      ---------------------          ----------------------------------------
                                     Neil E. Crabtree, President and Director