Form 10KSB
period 2000-12-31
ROCKY POINT PHARMACEUTICALS INC
filed 2001-03-27
CIK 853465

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal Year ended:    December 31, 2000
                                    -------------------------

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    -----------------------

Commission file number    33-55254-09
                       -----------------

                        ROCKY POINT PHARMACEUTICALS, INC.

           NEVADA                                         87-0434293
--------------------------------             -----------------------------------
(State or other jurisdiction of              (I.R.S. Employer Identification
incorporation or organization)                        Number.)

 2601 Quincy, Ogden, UTAH                              84401
----------------------------------------            ----------
(Address of principal executive offices)            (Zip Code)

Issuer's telephone number, including area code    (801) 424-2424
                                               ------------------

50 West Broadway, Suite 1111
Salt Lake City, Utah 84101           (801) 363-1600
---------------------------------------------------
(Former Address and Telephone Number)

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulations S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         As of March 20, 2001, there is no aggregate market value of the voting stock held by non-affiliates of the registrant.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Class                               Outstanding as of December 31, 2000
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

ITEM 4.           Submission of Matters to a Vote of Security Holders.

         No matter was submitted to the Company's security holders for a vote during the fourth quarter of the fiscal year ending December 31, 2000.

                                     PART II

ITEM 5.           Market for Registrant's Common Equity and Related Stockholders
                  Matters.

         There currently is not a trading market for the Company's $.001 par value common stock nor has there been a trading market for the Company's stock since its inception.

         As of December 31, 2000, there were 749 record holders of the Company's common stock. The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.

ITEM 6.           Management's Discussion and Analysis or Plan of Operation.

         The Company has had no operational history and has yet to engage in business of any kind. All risks inherent in new and inexperienced enterprises are inherent in the Company's business. The Company has not made a formal study of the economic potential of any business. At the present the Company has not identified any assets or business opportunities for acquisition. The only activity for 2000 was fees incurred for assistance with regulatory filings.

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

         Based on current economic and regulatory conditions, Management believes that it is possible, if not probable, for a company like the Company, without assets or many liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the registration process of "going public". However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of the Company.

ITEM 7.           Financial Statements and Supplementary Data.

         See Item 13.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not applicable.

                                    PART III

ITEM 9.           Directors and Executive Officers of the Registrant.

         The following table shows the positions held by the Company's officers and directors. The directors were appointed in May, 2000 and will serve until the next annual meeting of the Company's stockholders, and until their successors have been elected and have qualified. The officers were appointed to their positions, and continues in such position, at the discretion of the directors.

                  Name           Age            Position
         Neil E. Crabtreee       40          President, Director
         Dr. Robert Morrow       71          Secretary / Treasurer / Director

         Neil E. Crabtree has served as President and Chief Executive Officer of the Company since May, 2000. From June 1992 to May 2000, Mr. Crabtree served as Founder and Chief Operating Officer for Rocky Point, a producer of nationally acclaimed, holiday-oriented special events. From March 1989 to June 1992, Mr. Crabtree worked as a Manager for Western Ford Chrysler, a large Ford and Chrysler dealership in Tooele, Utah. From July 1981, to February 1989, Mr.
Crabtree worked as a Manager for Mister Lease, Inc., a holding company of diverse businesses including retail, wholesale, and manufacturing operations, where his primary responsibilities included new business evaluation, mergers, and acquisitions. Mr. Crabtree graduated with a Bachelor of Science degree in Business Administration from Weber State University in June 1997, where he was named "Outstanding Graduate in Management." Mr. Crabtree received his Masters of Business Administration degree from the University of Utah in May `1999, where he was named "Outstanding Graduate, MBA Class of 1999." Mr. Crabtee is also an ecclesiastical leader in his community.

         Dr. Robert Morrow has for the most recent five years continued his private practice of orthopedic surgery. Dr. Morrow graduated from the University of Florida in 1951 with BS degrees in Chemistry, Biology, and Psychology.

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

ITEM 11.         Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth, as of December 31, 2000, information regarding the beneficial ownership of shares by each person known by the Company to own five percent or more of the outstanding shares, by each of the directors and by the officers and directors as a group.


                                         Name & address                          Amount of                           Percent
       Title of Class                  of beneficial owner                 beneficial ownership                     of Class
       --------------                  -------------------                 --------------------                     --------
           Common                         Mark Timothy                            229,800                            22.98%
                                           1466 Vintry
                                   Salt Lake City, Utah 84121
           Common                        Ann Timothy (1)                          275,000                            27.50%
                                           1466 Vintry
                                   Salt Lake City, Utah 84121
           Common                         Julie Thorson                           275,000                            27.50%
                                       1963 Stryker Avenue
                                      Park City, Utah 84060
           Common                  Capital General Corporation                    62,208                              6.22%
                                  3098 South Highland Dr. #460
                                   Salt Lake City, Utah 84106
           Common                       Neil E. Crabtree                             0                                0.00%
                                           2601 Quincy
                                        Ogden, Utah 84401
           Common                       Dr. Robert Morrow                            0                                0.00%
                                           2601 Quincy
                                        Ogden, Utah 84401
           Common                  All Officers and Directors                        0                                0.00%
                                           as a group
         (1) Ann Timothy is the mother of Mark Timothy.

ITEM 12.          Certain Relationships and Related Transactions

         No officer, director, nominee for election as a director, or associate of such officer, director or nominee is or has been in debt to the Company during the last fiscal year. However, the Company's officers, directors, and major shareholder, has made an oral undertaking to make loans to the Company in amounts sufficient to enable it to satisfy its reporting requirements and other obligations incumbent on it as a public company, and to commence, on a limited basis, the process of investigating possible merger and acquisition candidates. The Company's status as a publicly-held corporation may enhance its ability to locate potential business ventures. The loans will be interest free and are intended to be repaid at a future date, if or when the Company shall have received sufficient funds through any business acquisition. The loans are intended to provide for the payment of filing fees, professional fees, printing and copying fees and other miscellaneous fees.

                                     PART IV

TEM 13.           Exhibits, Financial Statement Schedules, and Reports on
                  Form 8-K.

         Financial Statements and Financial Statement Schedules.

         Financial Statements - December 31, 2000

         Reports on Form 8-K

         There were no reports on Form 8-K filed during the fiscal year ending December 31, 2000.

                                      Smith
                                        &
                                     Company

           A Professional Corporation of Certified Public Accountants

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Rocky Point Pharmaceuticals, Inc. (A Development Stage Company)

We have audited the accompanying balance sheets of Rocky Point Pharmaceuticals, Inc. (a Nevada corporation) (a development stage company) as of December 31, 2000 and 1999, and the related statements of operations, changes in stockholders' (deficit) equity, and cash flows for the years then ended, and for the period of April 14, 1986 (date of inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rocky Point Pharmaceuticals, Inc. (a development stage company) as of December 31, 2000 and 1999, and the results of its operations, changes in stockholders' (deficit) equity, and its cash flows for the years then ended, and for the period of April 14, 1986 (date of inception) to December 31, 2000 in conformity with accounting principles generally accepted in the United States.


                                                      /s/ Smith & Company
                                                    CERTIFIED PUBLIC ACCOUNTANTS


Salt Lake City, Utah
February 15, 2001

          10 West 100 South, Suite 700o Salt Lake City, Utah 84101-1554
              Telephone: (801) 575-8297o Facsimile: (801) 575-8306
                       E-mail: smith&co@smithandcocpa.com
          Members: American Institute of Certified Public Accountantso
                Utah Association of Certified Public Accountants

                        Rocky Point Pharmaceuticals, Inc.
                          (A Development Stage Company)
                                 BALANCE SHEETS




                                                                         December 31,
                                                                  2000                  1999
                                                            -----------------     -----------------
             ASSETS
CURRENT ASSETS
         Cash in bank                                       $               0     $               0
                                                            -----------------     -----------------

                      TOTAL CURRENT ASSETS                                  0                     0

OTHER ASSETS
         Organization costs (Note 1)                                        0                     0
                                                            -----------------     -----------------
                                                                            0                     0
                                                            -----------------     -----------------

                                                            $               0     $               0
                                                            =================     =================

             LIABILITIES & (DEFICIT) EQUITY
CURRENT LIABILITIES
         Accounts payable                                   $             850     $               0
                                                            -----------------     -----------------

                      TOTAL CURRENT LIABILITIES                           850                     0

STOCKHOLDERS' (DEFICIT) EQUITY
         Common Stock $.001 par value:
          Authorized - 100,000,000 shares
          Issued and outstanding 1,000,000 shares                       1,000                 1,000
         Additional paid-in capital                                     1,000                 1,000
         Deficit accumulated during
          the development stage                                        (2,850)               (2,000)
                                                            -----------------     -----------------

                      TOTAL STOCKHOLDERS' (DEFICIT) EQUITY               (850)                    0
                                                            -----------------     -----------------

                                                            $               0     $               0
                                                            =================     =================

See Notes to Financial Statements.

                        Rocky Point Pharmaceuticals, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS




                                                                                           4/14/86
                                                              Years ended                 (Date of
                                                              December 31,             inception) to
                                                       2000              1999              12/31/00
                                                     -----------       -----------       -----------
Net sales                                            $         0       $         0       $         0
Cost of sales                                                  0                 0                 0
                                                     -----------       -----------       -----------

                             GROSS PROFIT                      0                 0                 0


General & administrative
 expenses                                                    850                 0             2,850
                                                     -----------       -----------       -----------

                             NET LOSS                $      (850)      $         0       $    (2,850)
                                                     ===========       ===========       ===========


Basic and Diluted earnings per share
Net income (loss) per weighted average share         $      (.00)      $       .00
                                                     ===========       ===========


Weighted average number of common shares
         used to compute net income (loss) per
         weighted average share                        1,000,000         1,000,000
                                                     ===========       ===========







See Notes to Financial Statements.

                        Rocky Point Pharmaceuticals, Inc.
                          (A Development Stage Company)
             STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY



                                                                                                  Deficit
                                                                                                Accumulated
                                               Common Stock                 Additional            During
                                             Par Value $0.001                Paid-in            Development
                                         Shares            Amount             Capital              Stage
                                      --------------    --------------    -----------------    --------------
Balances at 4/14/86
         (Date of inception)                       0    $            0    $               0    $            0
         Issuance of common
             stock (restricted)
             at $.002 per share
             at 4/14/86                    1,000,000             1,000                1,000
         Net loss for period                                                                           (1,950)
                                      --------------    --------------    -----------------    --------------
Balances at 12/31/86                       1,000,000             1,000                1,000            (1,950)
         Net loss for year                                                                                (10)
                                      --------------    --------------    -----------------    --------------
Balances at 12/31/87                       1,000,000             1,000                1,000            (1,960)
         Net loss for year                                                                                (10)
                                      --------------    --------------    -----------------    --------------
Balances at 12/31/88                       1,000,000             1,000                1,000            (1,970)
         Net loss for year                                                                                (10)
                                      --------------    --------------    -----------------    --------------
Balances at 12/31/89                       1,000,000             1,000                1,000            (1,980)
         Net loss for year                                                                                (10)
                                      --------------    --------------    -----------------    --------------
Balances at 12/31/90                       1,000,000             1,000                1,000            (1,990)
         Net loss for year                                                                                (10)
                                      --------------    --------------    -----------------    --------------
Balances at 12/31/91                       1,000,000             1,000                1,000            (2,000)
         Net income for year                                                                                0
                                      --------------    --------------    -----------------    --------------
Balances at 12/31/92                       1,000,000             1,000                1,000            (2,000)
         Net income for year                                                                                0
                                      --------------    --------------    -----------------    --------------
Balances at 12/31/93                       1,000,000             1,000                1,000            (2,000)
         Net income for year                                                                                0
                                      --------------    --------------    -----------------    --------------
Balances at 12/31/94                       1,000,000             1,000                1,000            (2,000)
         Net income for year                                                                                0
                                      --------------    --------------    -----------------    --------------
Balances at 12/31/95                       1,000,000             1,000                1,000            (2,000)
         Net income for year                                                                                0
                                      --------------    --------------    -----------------    --------------
Balances at 12/31/96                       1,000,000             1,000                1,000            (2,000)
         Net income for year                                                                                0
                                      --------------    --------------    -----------------    --------------
Balances at 12/31/97                       1,000,000             1,000                1,000            (2,000)
         Net income for year                                                                                0
                                      --------------    --------------    -----------------    --------------
Balances at 12/31/98                       1,000,000             1,000                1,000            (2,000)
         Net income for year                                                                                0
                                      --------------    --------------    -----------------    --------------
Balances at 12/31/99                       1,000,000             1,000                1,000            (2,000)
         Net loss for year                                                                               (850)
                                      --------------    --------------    -----------------    --------------

Balances at 12/31/00                       1,000,000    $        1,000    $           1,000    $       (2,850)
                                      ==============    ==============    =================    ==============




See Notes to Financial Statements.

                        Rocky Point Pharmaceuticals, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS




                                                                                                             4/14/86
                                                                                 Years ended                (Date of
                                                                                 December 31,              inception) to
                                                                          2000              1999            12/31/00
                                                                      --------------    --------------    --------------
OPERATING ACTIVITIES
         Net income (loss)                                            $         (850)   $            0    $       (2,850)
         Adjustments to reconcile net income (loss) to
          cash used by operating  activities:
             Amortization                                                          0                 0                50
             Changes in accounts payable                                         850                 0               850
                                                                      --------------    --------------    --------------

                          NET CASH USED BY
                      OPERATING ACTIVITIES                                         0                 0            (1,950)

INVESTING ACTIVITIES
         Organization costs                                                        0                 0               (50)
                                                                      --------------    --------------    --------------

                          NET CASH USED BY
                      INVESTING ACTIVITIES                                         0                 0               (50)

FINANCING ACTIVITIES
         Proceeds from sale of  common stock                                       0                 0             2,000
                                                                      --------------    --------------    --------------

                      NET CASH PROVIDED BY
                      FINANCING ACTIVITIES                                         0                 0             2,000
                                                                      --------------    --------------    --------------

                          INCREASE IN CASH
                      AND CASH EQUIVALENTS                                         0                 0                 0

         Cash and cash equivalents at beginning of year                            0                 0                 0
                                                                      --------------    --------------    --------------

                  CASH & CASH EQUIVALENTS
                           AT END OF YEAR                             $            0    $            0    $            0
                                                                      ==============    ==============    ==============




See Notes to Financial Statements.

                        Rocky Point Pharmaceuticals, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
         Accounting Methods:
         The Company recognizes income and expenses based on the accrual method of accounting.

         Dividend Policy:
         The Company has not yet adopted any policy regarding payment of dividends.

         Organization Costs:
         The Company amortized its organization costs over a five year period.

         Cash and Cash Equivalents:
         For financial statement purposes, the Company considers all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents.

         Estimates:
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Estimates also affect the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from these statements.

         Net Loss Per Share:
         Basic and diluted loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the periods presented.

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

         At December 31, 2000 a deferred tax asset of about $1,000 has been fully reserved due to the Company's lack of operations to provide income to use the net operating loss carryover of $2,850 which expires as follows:

                  Year Ended                Expires                   Amount
               -----------------       -----------------           -------------
               December 31, 1986       December 31, 2001           $       1,950
               December 31, 1987       December 31, 2002                      10
               December 31, 1988       December 31, 2003                      10
               December 31, 1989       December 31, 2004                      10
               December 31, 1990       December 31, 2005                      10
               December 31, 1991       December 31, 2006                      10
               December 31, 2000       December 31, 2020                     850
                                                                   -------------
                                                                   $       2,850
                                                                   =============

NOTE 2:  DEVELOPMENT STAGE COMPANY
         The Company was incorporated as Upsilon, Inc. under the laws of the State of Utah on April 14, 1986 and has been in the development stage since incorporation. On December 30, 1993, the Company was dissolved as a Utah corporation and reincorporated in Nevada as Upsilon Industries, Inc. On July 21, 1995, the Company changed its name to TTN Capitol, Inc., on October 15, 1995, the Company changed its name to Wasatch Pharmaceutical, Inc., and on May 31, 2000 the Company changed its name to Rocky Point Pharmaceuticals, Inc.

NOTE 3:  CAPITALIZATION
         On the date of incorporation, the Company sold 1,000,000 shares of its common stock to Capital General Corporation for $2,000 cash, for an average consideration of $.002 per share. The Company's authorized stock includes 100,000,000 shares of common stock at $.001 par value.

                        Rocky Point Pharmaceuticals, Inc.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (continued)
                                December 31, 2000



NOTE 4:  RELATED PARTY TRANSACTIONS
         The Company neither owns nor leases any real property. Office services are provided, without charge, by an officer. Such costs are immaterial to the financial statements, and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Rocky Point Pharmaceuticals, Inc.



Dated: March 26, 2001               By:     /s/ Neil E. Crabtree
       --------------                  -----------------------------------------
                                    Neil E. Crabtree, President and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Dated: March 26, 2001               By:     /s/ Neil E. Crabtree
      ---------------                  -----------------------------------------
                                    Neil E. Crabtree, President and Director



Dated: March 26, 2001               By:     /s/ Dr. Robert Morrow
      ---------------                  -----------------------------------------
                                    Dr. Robert Morrow, Secretary / Treasurer
                                                       and Director