Form 10QSB
period 2001-03-31
ROCKY POINT PHARMACEUTICALS INC
filed 2001-05-14
CIK 853465

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2001
                               ------------------------

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission File No.     33-55254-09
                    ---------------

                        Rocky Point Pharmaceuticals, Inc.
        (Exact name of Small Business Issuer as specified in its charter)

         NEVADA                                  87-0434293
--------------------------------        ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

         2601 Quincy
         Ogden, Utah                                  84401
--------------------------------------------         -----------
(Address of principal executive offices)             (Zip Code)


Issuer's telephone number, including area code  (801) 424-2424
                                               ---------------------------

         Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

             Class                            Outstanding as of March 31, 2001
-------------------------------------         ---------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                  1,000,000 SHARES

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BASIS OF REPRESENTATION

General

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' (deficit) in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2001, are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

                        Rocky Point Pharmaceuticals, Inc.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                                  March 31,                December 31,
                                                                                    2001                       2000
                                                                                 (Unaudited)                 (Audited)
                                                                           ----------------------    ----------------------
ASSETS
   CURRENT ASSETS
     Cash in bank                                                          $                    0    $                   0
                                                                           ----------------------    ---------------------

                                                   TOTAL CURRENT ASSETS                         0                        0

OTHER ASSETS
   Organization costs                                                                           0                        0
                                                                           ----------------------    ---------------------
                                                                                                0                        0
                                                                           ----------------------    ---------------------

                                                                           $                    0    $                   0
                                                                           ======================    =====================

LIABILITIES & (DEFICIT)
   CURRENT LIABILITIES
     Accounts payable                                                      $                1,300    $                 850
     Payable - related party                                                                  850                        0
                                                                           ----------------------    ---------------------

                                              TOTAL CURRENT LIABILITIES                     2,150                      850

   STOCKHOLDERS' (DEFICIT)
     Common Stock $.001 par value:
       Authorized - 100,000,000 shares
       Issued and outstanding
        1,000,000 shares                                                                    1,000                    1,000
     Additional paid-in capital                                                             1,000                    1,000
     Deficit accumulated during the
       development stage                                                                   (4,150)                  (2,850)
                                                                           ----------------------    ---------------------

                                          TOTAL STOCKHOLDERS' (DEFICIT)                    (2,150)                    (850)
                                                                           ----------------------    ---------------------

                                                                           $                    0    $                   0
                                                                           ======================    =====================


See Notes to Financial Statements.

                        Rocky Point Pharmaceuticals, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                                       4/14/86
                                                                                       Three Months Ended             (Date of
                                                                                            March 31,              inception) to
                                                                                     2001              2000            3/31/01
                                                                                ---------------  ---------------   ---------------
Net sales                                                                       $             0  $             0   $             0
Cost of sales                                                                                 0                0                 0
                                                                                ---------------  ---------------   ---------------

                                                                GROSS PROFIT                  0                0                 0

General and administrative expenses                                                       1,300                0             4,150
                                                                                ---------------  ---------------   ---------------

                                                                    NET LOSS    $        (1,300) $             0   $        (4,150)
                                                                                ===============  ===============   ===============

BASIC AND DILUTED
(LOSS) PER COMMON SHARE
Net income (loss) per weighted
   average share                                                                $          (.00) $           .00
                                                                                ===============  ===============

Weighted average number of common
   shares used to compute net income
   (loss) per weighted average share                                                  1,000,000        1,000,000
                                                                                ===============  ===============


See Notes to Financial Statements.

                        Rocky Point Pharmaceuticals, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                        4/14/86
                                                                       Three Months Ended              (Date of
                                                                            March 31,                Inception) to
                                                                     2001              2000             3/31/01
                                                               ---------------    ---------------  ----------------
OPERATING ACTIVITIES
  Net (loss)                                                   $        (1,300)   $             0  $         (4,150)
  Adjustments to reconcile net (loss) to cash used
     by operating activities:
       Amortization                                                          0                  0                50
  Changes in
     Accounts payable                                                      450                  0             1,300
     Payable - related party                                               850                  0               850
                                                               ---------------    ---------------  ----------------
                                               NET CASH USED
                                     BY OPERATING ACTIVITIES                 0                  0            (1,950)

INVESTING ACTIVITIES
  Organization costs                                                         0                  0               (50)
                                                               ---------------    ---------------  ----------------

                                    NET CASH PROVIDED (USED)
                                     BY INVESTING ACTIVITIES                 0                  0               (50)

FINANCING ACTIVITIES
  Proceeds from sale of common stock                                         0                  0             2,000
                                                               ---------------    ---------------  ----------------

                                        NET CASH PROVIDED BY
                                        FINANCING ACTIVITIES                 0                  0             2,000
                                                               ---------------    ---------------  ----------------

                                            INCREASE IN CASH
                                        AND CASH EQUIVALENTS                 0                  0                 0

Cash and cash equivalents at beginning of year                               0                  0                 0
                                                               ---------------    ---------------  ----------------

                                   CASH AND CASH EQUIVALENTS
                                            AT END OF PERIOD   $             0    $             0  $              0
                                                               ===============    ===============  ================






See Notes to Financial Statements.

                        Rocky Point Pharmaceuticals, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

         Basis of Presentation
         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted auditing principles for complete financial statements. The unaudited financial statements should, therefore, be read in conjunction with the financial statements and notes thereto in the Report on Form 10KSB for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

         At December 31, 2000 a deferred tax asset of about $1,000 has been fully reserved due to the Company's lack of operations to provide income to use the net operating loss carryover of $2,850 which expires as follows:

                 Year Ended                 Expires               Amount
             --------------------     -------------------     --------------

              December 31, 1986        December 31, 2001      $        1,950
              December 31, 1987        December 31, 2002                  10
              December 31, 1988        December 31, 2003                  10
              December 31, 1989        December 31, 2004                  10
              December 31, 1990        December 31, 2005                  10
              December 31, 1991        December 31, 2006                  10
              December 31, 2000        December 31, 2020                 850
                                                              --------------

                                                              $        2,850
                                                              ==============

                        Rocky Point Pharmaceuticals, Inc.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (continued)
                                 March 31, 2001



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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Company has had no operational history and has yet to engage in business of any kind. All risks inherent in new and inexperienced enterprises are inherent in the Company's business. The Company has not made a formal study of the economic potential of any business. At the present, the Company has not identified any assets or business opportunities for acquisition. The only activity for the period ended March 31, 2001 was the incurrence of costs associated with periodic filings of required forms with the SEC.

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

         (a)      Exhibits
                  None

         (b)      Reports on Form 8-K
                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Rocky Point Pharmaceuticals, Inc.



Dated:   May 14, 2001                   /s/ Neil E. Crabtree
      --------------------              ----------------------------------------
                                        Neil E. Crabtree, President and Director