Form 10QSB
period 2001-06-30
ROCKY POINT PHARMACEUTICALS INC
filed 2001-08-17
CIK 853465

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2001
                               -----------------------

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission File No.     33-55254-09
                    ---------------

                        Rocky Point Pharmaceuticals, Inc.
        (Exact name of Small Business Issuer as specified in its charter)

         NEVADA                                87-0434293
-------------------------------       -----------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification Number)
incorporation or organization)

         2601 Quincy
         Ogden, Utah                           84401
----------------------------------------    ----------
(Address of principal executive offices)    (Zip Code)


Issuer's telephone number, including area code (801) 424-2424
                                               --------------------------

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

             Class                             Outstanding as of June 30, 2001
-------------------------------------         ---------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                   1,000,000 SHARES

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BASIS OF REPRESENTATION

General

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' (deficit) in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2001, are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

                        Rocky Point Pharmaceuticals, Inc.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                                  June 30,                 December 31,
                                                                                    2001                       2000
                                                                                 (Unaudited)                 (Audited)
                                                                           ----------------------    ----------------------
ASSETS
   CURRENT ASSETS
     Cash in bank                                                          $                    0    $                   0
                                                                           ----------------------    ---------------------

                                                   TOTAL CURRENT ASSETS                         0                        0

OTHER ASSETS
   Organization costs                                                                           0                        0
                                                                           ----------------------    ---------------------
                                                                                                0                        0
                                                                           ----------------------    ---------------------

                                                                           $                    0    $                   0
                                                                           ======================    =====================

LIABILITIES & (DEFICIT)
   CURRENT LIABILITIES
     Accounts payable                                                      $                2,400    $                 850
     Payable - related party                                                                  850                        0
                                                                           ----------------------    ---------------------

                                              TOTAL CURRENT LIABILITIES                     3,250                      850

   STOCKHOLDERS' (DEFICIT)
     Common Stock $.001 par value:
       Authorized - 100,000,000 shares
       Issued and outstanding
        1,000,000 shares                                                                    1,000                    1,000
     Additional paid-in capital                                                             1,000                    1,000
     Deficit accumulated during the
       development stage                                                                   (5,250)                  (2,850)
                                                                           ----------------------    ---------------------

                                          TOTAL STOCKHOLDERS' (DEFICIT)                    (3,250)                    (850)
                                                                           ----------------------    ---------------------

                                                                           $                    0    $                   0
                                                                           ======================    =====================


See Notes to Financial Statements.

                        Rocky Point Pharmaceuticals, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                                       4/14/86
                                                    Three Months Ended                  Six Months Ended              (Date of
                                                         June 30,                           June 30,                inception) to
                                                  2001              2000             2001              2000            6/30/01
                                            ----------------  ---------------   ---------------  ---------------   ---------------
Net sales                                   $              0  $             0   $             0  $             0   $             0
Cost of sales                                              0                0                 0                0                 0
                                            ----------------  ---------------   ---------------  ---------------   ---------------

                              GROSS PROFIT                 0                0                 0                0                 0

General and administrative expenses                    1,100                0             2,400                0             5,250
                                            ----------------  ---------------   ---------------  ---------------   ---------------

                                  NET LOSS  $         (1,100) $             0   $        (2,400) $             0   $        (5,250)
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
                                            ================  ===============   ===============  ===============


See Notes to Financial Statements.

                        Rocky Point Pharmaceuticals, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                        4/14/86
                                                                        Six Months Ended               (Date of
                                                                            June 30,                 Inception) to
                                                                     2001              2000             6/30/01
                                                               ---------------    ---------------  ----------------
OPERATING ACTIVITIES
  Net (loss)                                                   $        (2,400)   $             0  $         (5,250)
  Adjustments to reconcile net (loss) to cash used
     by operating activities:
       Amortization                                                          0                  0                50
  Changes in
     Accounts payable                                                    1,550                  0             2,400
     Payable - related party                                               850                  0               850
                                                               ---------------    ---------------  ----------------
                                               NET CASH USED
                                     BY OPERATING ACTIVITIES                 0                  0            (1,950)

INVESTING ACTIVITIES
  Organization costs                                                         0                  0               (50)
                                                               ---------------    ---------------  ----------------

                                    NET CASH PROVIDED (USED)
                                     BY INVESTING ACTIVITIES                 0                  0               (50)

FINANCING ACTIVITIES
  Proceeds from sale of common stock                                         0                  0             2,000
                                                               ---------------    ---------------  ----------------

                                        NET CASH PROVIDED BY
                                        FINANCING ACTIVITIES                 0                  0             2,000
                                                               ---------------    ---------------  ----------------

                                            INCREASE IN CASH
                                        AND CASH EQUIVALENTS                 0                  0                 0

Cash and cash equivalents at beginning of year                               0                  0                 0
                                                               ---------------    ---------------  ----------------

                                   CASH AND CASH EQUIVALENTS
                                            AT END OF PERIOD   $             0    $             0  $              0
                                                               ===============    ===============  ================






See Notes to Financial Statements.

                        Rocky Point Pharmaceuticals, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

         Basis of Presentation
         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted auditing principles for complete financial statements. The unaudited financial statements should, therefore, be read in conjunction with the financial statements and notes thereto in the Report on Form 10KSB for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year.

         Accounting Methods
         The Company recognizes income and expenses based on the accrual method of accounting.

         Dividend Policy
         The Company has not yet adopted any policy regarding payment of dividends.

         Organization Costs
         The Company amortized its organization costs over a five year period.

         Cash and Cash Equivalents
         For financial statement purposes, the Company considers all highly liquid investments with an original maturity of six months or less when purchased to be cash equivalents.

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

         At December 31, 2000 a deferred tax asset of about $1,000 has been fully reserved due to the Company's lack of operations to provide income to use the net operating loss carryover of $2,850 which expires as follows:

             Year Ended                Expires                    Amount
         -------------------     -----------------------      --------------

          December 31, 1986       December 31, 2001           $        1,950
          December 31, 1987       December 31, 2002                       10
          December 31, 1988       December 31, 2003                       10
          December 31, 1989       December 31, 2004                       10
          December 31, 1990       December 31, 2005                       10
          December 31, 1991       December 31, 2006                       10
          December 31, 2000       December 31, 2020                      850
                                                              --------------

                                                              $        2,850
                                                              ==============

                        Rocky Point Pharmaceuticals, Inc.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (continued)
                                  June 30, 2001



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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Company has had no operational history and has yet to engage in business of any kind. All risks inherent in new and inexperienced enterprises are inherent in the Company's business. The Company has not made a formal study of the economic potential of any business. At the present, the Company has not identified any assets or business opportunities for acquisition. The only activity for the period ended June 30, 2001 was the incurrence of costs associated with periodic filings of required forms with the SEC.

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

                                    Rocky Point Pharmaceuticals, Inc.



Dated:  17 August 2001               /s/ Neil E. Crabtree
      ---------------------         ----------------------------------------
                                    Neil E. Crabtree, President and Director