Form 10QSB
period 2001-09-30
ROCKY POINT PHARMACEUTICALS INC
filed 2001-10-29
CIK 853465

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 2001
                               ----------------------------

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission File No.     33-55254-09
                    ---------------

                        Rocky Point Pharmaceuticals, Inc.
        (Exact name of Small Business Issuer as specified in its charter)

         NEVADA                                   87-0434293
-------------------------------         ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

         1466 Vintry
         Salt Lake City, Utah                                 84121
--------------------------------------------         ------------------
(Address of principal executive offices)                   (Zip Code)

         2601 Quincy
         Ogden, Utah       84401
--------------------------------------------
(Former Address)

Issuer's telephone number, including area code       (801) 424-2424
                                               ------------------------

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

             Class                          Outstanding as of September 30, 2001
------------------------------------        ------------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                1,000,000 SHARES

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BASIS OF REPRESENTATION

General

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' (deficit) in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2001, are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

                        Rocky Point Pharmaceuticals, Inc.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                                September 30,              December 31,
                                                                                    2001                       2000
                                                                                 (Unaudited)                 (Audited)
                                                                           ----------------------    ----------------------
ASSETS
   CURRENT ASSETS
     Cash in bank                                                          $                    0    $                   0
                                                                           ----------------------    ---------------------

                                                   TOTAL CURRENT ASSETS                         0                        0

OTHER ASSETS
   Organization costs                                                                           0                        0
                                                                           ----------------------    ---------------------
                                                                                                0                        0
                                                                           ----------------------    ---------------------

                                                                           $                    0    $                   0
                                                                           ======================    =====================

LIABILITIES & (DEFICIT)
   CURRENT LIABILITIES
     Accounts payable                                                      $                3,200    $                 850
     Payable - related party                                                                  850                        0
                                                                           ----------------------    ---------------------

                                              TOTAL CURRENT LIABILITIES                     4,050                      850

   STOCKHOLDERS' (DEFICIT)
     Common Stock $.001 par value:
       Authorized - 100,000,000 shares
       Issued and outstanding
        1,000,000 shares                                                                    1,000                    1,000
     Additional paid-in capital                                                             1,000                    1,000
     Deficit accumulated during the
       development stage                                                                   (6,050)                  (2,850)
                                                                           ----------------------    ---------------------

                                          TOTAL STOCKHOLDERS' (DEFICIT)                    (4,050)                    (850)
                                                                           ----------------------    ---------------------

                                                                           $                    0    $                   0
                                                                           ======================    =====================


See Notes to Financial Statements.

                        Rocky Point Pharmaceuticals, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                                       4/14/86
                                                    Three Months Ended                  Nine Months Ended             (Date of
                                                       September 30,                      September 30,             inception) to
                                                  2001              2000             2001              2000            9/30/01
                                            ----------------  ---------------   ---------------  ---------------   ---------------
Net sales                                   $              0  $             0   $             0  $             0   $             0
Cost of sales                                              0                0                 0                0                 0
                                            ----------------  ---------------   ---------------  ---------------   ---------------

                              GROSS PROFIT                 0                0                 0                0                 0

General and administrative expenses                      800              350             3,200              350             6,050
                                            ----------------  ---------------   ---------------  ---------------   ---------------

                                  NET LOSS  $           (800) $          (350)  $        (3,200) $          (350)  $        (6,050)
                                            ================  ===============   ===============  ===============   ===============

BASIC AND DILUTED
(LOSS) PER COMMON SHARE
Net income (loss) per weighted
   average share                            $           (.00) $          (.00)  $          (.00) $          (.00)
                                            ================  ===============   ===============  ===============

Weighted average number of common
   shares used to compute net income
   (loss) per weighted average share               1,000,000        1,000,000         1,000,000        1,000,000
                                            ================  ===============   ===============  ===============


See Notes to Financial Statements.

                        Rocky Point Pharmaceuticals, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                                        4/14/86
                                                                        Nine Months Ended              (Date of
                                                                          September 30,              Inception) to
                                                                     2001              2000             9/30/01
                                                               ---------------    ---------------  ----------------
OPERATING ACTIVITIES
  Net (loss)                                                   $        (3,200)   $          (350) $         (6,050)
  Adjustments to reconcile net (loss) to cash used
     by operating activities:
       Amortization                                                          0                  0                50
  Changes in
     Accounts payable                                                    2,350                350             3,200
     Payable - related party                                               850                  0               850
                                                               ---------------    ---------------  ----------------
                                               NET CASH USED
                                     BY OPERATING ACTIVITIES                 0                  0            (1,950)

INVESTING ACTIVITIES
  Organization costs                                                         0                  0               (50)
                                                               ---------------    ---------------  ----------------

                                    NET CASH PROVIDED (USED)
                                     BY INVESTING ACTIVITIES                 0                  0               (50)

FINANCING ACTIVITIES
  Proceeds from sale of common stock                                         0                  0             2,000
                                                               ---------------    ---------------  ----------------

                                        NET CASH PROVIDED BY
                                        FINANCING ACTIVITIES                 0                  0             2,000
                                                               ---------------    ---------------  ----------------

                                            INCREASE IN CASH
                                        AND CASH EQUIVALENTS                 0                  0                 0

Cash and cash equivalents at beginning of year                               0                  0                 0
                                                               ---------------    ---------------  ----------------

                                   CASH AND CASH EQUIVALENTS
                                            AT END OF PERIOD   $             0    $             0  $              0
                                                               ===============    ===============  ================


See Notes to Financial Statements.

                        Rocky Point Pharmaceuticals, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001


NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

          Basis of Presentation
          The accompanying financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted auditing principles for complete financial statements. The unaudited financial statements should, therefore, be read in conjunction with the financial statements and notes thereto in the Report on Form 10KSB for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year.

          Accounting Methods
          The Company recognizes income and expenses based on the accrual method of accounting.

          Dividend Policy
          The Company has not yet adopted any policy regarding payment of dividends.

          Organization Costs
          The Company amortized its organization costs over a five year period.

          Cash and Cash Equivalents
          For financial statement purposes, the Company considers all highly liquid investments with an original maturity of nine months or less when purchased to be cash equivalents.

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

          At December 31, 2000 a deferred tax asset of about $1,000 has been fully reserved due to the Company's lack of operations to provide income to use the net operating loss carryover of $2,850 which expires as follows:

             Year Ended              Expires               Amount
          -----------------     -----------------      --------------

          December 31, 1986     December 31, 2001      $        1,950
          December 31, 1987     December 31, 2002                  10
          December 31, 1988     December 31, 2003                  10
          December 31, 1989     December 31, 2004                  10
          December 31, 1990     December 31, 2005                  10
          December 31, 1991     December 31, 2006                  10
          December 31, 2000     December 31, 2020                 850
                                                       --------------

                                                       $        2,850
                                                       ==============

                        Rocky Point Pharmaceuticals, Inc.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (continued)
                               September 30, 2001



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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company has had no operational history and has yet to engage in business of any kind. All risks inherent in new and inexperienced enterprises are inherent in the Company's business. The Company has not made a formal study of the economic potential of any business. At the present, the Company has not identified any assets or business opportunities for acquisition. The only activity for the period ended September 30, 2001 was the incurrence of costs associated with periodic filings of required forms with the SEC.

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

                                   Rocky Point Pharmaceuticals, Inc.



Dated:  26 October 2001            /s/ Neil E. Crabtree
      -----------------            --------------------------------------------
                                   Neil E. Crabtree, President and Director