Form 10KSB
period 2001-12-31
ROCKY POINT PHARMACEUTICALS INC
filed 2002-03-29
CIK 853465

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal Year ended:    December 31, 2001
                                    -------------------------

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ---------------------------

Commission file number    33-55254-09
                       -----------------

                        ROCKY POINT PHARMACEUTICALS, INC.

  NEVADA                                         87-0434293
-------------------------------         -----------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification
incorporation or organization)                   Number.)

 1466 Vintry, Salt Lake City, Utah                           84121
----------------------------------------            --------------------------
(Address of principal executive offices)            (Zip Code)

Issuer's telephone number, including area code    (801) 424-2424
                                               ---------------------------------

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

     As of March 28, 2002, there is no aggregate market value of the voting stock held by non-affiliates of the registrant.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Class                             Outstanding as of December 31, 2001
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

ITEM 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted to the Company's security holders for a vote during the fourth quarter of the fiscal year ending December 31, 2001.

                                     PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholders Matters.

         There currently is not a trading market for the Company's $.001 par value common stock nor has there been a trading market for the Company's stock since its inception.

         As of December 31, 2001, there were 749 record holders of the Company's common stock. The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.

ITEM 6. Management's Discussion and Analysis or Plan of Operation.

     The Company has had no operational history and has yet to engage in business of any kind. All risks inherent in new and inexperienced enterprises are inherent in the Company's business. The Company has not made a formal study of the economic potential of any business. At the present the Company has not identified any assets or business opportunities for acquisition. The only activity for 2001 was fees incurred for assistance with regulatory filings.

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

   Name                  Age       Position
   Neil E. Crabtreee     40        President, Secretary/Treasurer, & Director

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

ITEM 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth, as of December 31, 2001, information regarding the beneficial ownership of shares by each person known by the Company to own five percent or more of the outstanding shares, by each of the directors and by the officers and directors as a group.


                                         Name & address                          Amount of                           Percent
       Title of Class                  of beneficial owner                 beneficial ownership                     of Class
       --------------                  -------------------                 --------------------                     --------
           Common                         Mark Timothy                            229,800                             22.98%
                                           1466 Vintry
                                   Salt Lake City, Utah 84121
           Common                        Ann Timothy (1)                          275,000                             27.50%
                                           1466 Vintry
                                   Salt Lake City, Utah 84121
           Common                         Julie Thorson                           275,000                             27.50%
                                       1963 Stryker Avenue
                                      Park City, Utah 84060
           Common                       Neil E. Crabtree                              0                                0.00%
                                  516 East Sandy Hollow Circle
                                       Midvale, Utah 84047
           Common                  All Officers and Directors                         0                                0.00%
                                           as a group
         (1) Ann Timothy is the mother of Mark Timothy.

ITEM 12. Certain Relationships and Related Transactions

     No officer, director, nominee for election as a director, or associate of such officer, director or nominee is or has been in debt to the Company during the last fiscal year. However, the Company's officers, directors, and major shareholder, have made an oral undertaking to make loans to the Company in amounts sufficient to enable it to satisfy its reporting requirements and other obligations incumbent on it as a public company, and to commence, on a limited basis, the process of investigating possible merger and acquisition candidates. The Company's status as a publicly-held corporation may enhance its ability to locate potential business ventures. The loans will be interest free and are intended to be repaid at a future date, if or when the Company shall have received sufficient funds through any business acquisition. The loans are intended to provide for the payment of filing fees, professional fees, printing and copying fees and other miscellaneous fees.

                                     PART IV

TEM 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         Financial Statements and Financial Statement Schedules.
         ------------------------------------------------------

         Financial Statements - December 31, 2001

         Reports on Form 8-K

         There were no reports on Form 8-K filed during the fourth quarter ending December 31, 2001.

                                      Smith
                                        &
                                     Company

           A Professional Corporation of Certified Public Accountants

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Rocky Point Pharmaceuticals, Inc. (A Development Stage Company)

We have audited the accompanying balance sheets of Rocky Point Pharmaceuticals, Inc. (a Nevada development stage corporation) as of December 31, 2001 and 2000, and the related statements of operations, changes in stockholders' (deficit), and cash flows for the years then ended, and for the period of April 14, 1986 (date of inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rocky Point Pharmaceuticals, Inc. (a development stage company) as of December 31, 2001 and 2000, and the results of its operations, changes in stockholders' (deficit) and its cash flows for the years then ended, and for the period of April 14, 1986 (date of inception) to December 31, 2001 in conformity with accounting principles generally accepted in the United States.


                                         /s/ Smith & Company
                                         CERTIFIED PUBLIC ACCOUNTANTS


Salt Lake City, Utah
January 11, 2002

          10 West 100 South, Suite 700o Salt Lake City, Utah 84101-1554
              Telephone: (801) 575-8297o Facsimile: (801) 575-8306
                          E-mail: smithco@dotplanet.com
           Members: American Institute of Certified Public Accountants
               o Utah Association of Certified Public Accountants

                        Rocky Point Pharmaceuticals, Inc.
                          (A Development Stage Company)
                                 BALANCE SHEETS




                                                                                        December 31,
                                                                                2001                  2000
                                                                           --------------         -------------
             ASSETS
CURRENT ASSETS
         Cash in bank                                                      $            0         $           0
                                                                           --------------         -------------

                      TOTAL CURRENT ASSETS                                              0                     0

OTHER ASSETS
         Organization costs (Note 1)                                                    0                     0
                                                                           --------------         -------------
                                                                                        0                     0
                                                                           --------------         -------------

                                                                           $            0         $           0
                                                                           ==============         =============

             LIABILITIES & (DEFICIT)
CURRENT LIABILITIES
         Accounts payable                                                  $          400         $         850
         Payable - related party (Note 4)                                           4,050                     0
                                                                           --------------         -------------

                      TOTAL CURRENT LIABILITIES                                     4,450                   850

STOCKHOLDERS' (DEFICIT)
         Common Stock $.001 par value:
          Authorized - 100,000,000 shares
          Issued and outstanding 1,000,000 shares                                   1,000                 1,000
         Additional paid-in capital                                                 1,000                 1,000
         Deficit accumulated during
          the development stage                                                    (6,450)               (2,850)
                                                                           --------------         -------------

                      TOTAL STOCKHOLDERS' (DEFICIT)                                (4,450)                 (850)
                                                                           --------------         -------------

                                                                           $            0         $           0
                                                                           ==============         =============

See Notes to Financial Statements.

                        Rocky Point Pharmaceuticals, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS




                                                                                            4/14/86
                                                                  Years ended              (Date of
                                                                  December 31,           inception) to
                                                           2001              2000            12/31/01
                                                     --------------    --------------    --------------
Net sales                                            $            0    $            0    $            0
Cost of sales                                                     0                 0                 0
                                                     --------------    --------------    --------------

                      GROSS PROFIT                                0                 0                 0


General & administrative expenses                             3,600               850             6,450
                                                     --------------    --------------    --------------

                          NET LOSS                   $       (3,600)   $         (850)   $       (6,450)
                                                     ==============    ==============    ==============


Basic and Diluted earnings per share
Net income (loss) per weighted average share         $         (.00)   $         (.00)
                                                     ==============    ==============


Weighted average number of common shares
         used to compute net income (loss) per
         weighted average share                           1,000,000         1,000,000
                                                     ==============    ==============




See Notes to Financial Statements.

                        Rocky Point Pharmaceuticals, Inc.
                          (A Development Stage Company)
             STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY



                                                                                                             Deficit
                                                                                                           Accumulated
                                                            Common Stock                Additional            During
                                                          Par Value $0.001              Paid-in             Development
                                                     Shares            Amount            Capital               Stage
                                                 --------------    --------------    -----------------    --------------
Balances at 4/14/86
         (Date of inception)                                  0    $            0    $               0    $            0
         Issuance of common
             stock (restricted)
             at $.002 per share
             at 4/14/86                               1,000,000             1,000                1,000
         Net loss for period                                                                                      (1,950)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/86                                  1,000,000             1,000                1,000            (1,950)
         Net loss for year                                                                                           (10)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/87                                  1,000,000             1,000                1,000            (1,960)
         Net loss for year                                                                                           (10)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/88                                  1,000,000             1,000                1,000            (1,970)
         Net loss for year                                                                                           (10)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/89                                  1,000,000             1,000                1,000            (1,980)
         Net loss for year                                                                                           (10)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/90                                  1,000,000             1,000                1,000            (1,990)
         Net loss for year                                                                                           (10)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/91                                  1,000,000             1,000                1,000            (2,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/92                                  1,000,000             1,000                1,000            (2,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/93                                  1,000,000             1,000                1,000            (2,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/94                                  1,000,000             1,000                1,000            (2,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/95                                  1,000,000             1,000                1,000            (2,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/96                                  1,000,000             1,000                1,000            (2,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/97                                  1,000,000             1,000                1,000            (2,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/98                                  1,000,000             1,000                1,000            (2,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/99                                  1,000,000             1,000                1,000            (2,000)
         Net loss for year                                                                                          (850)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/00                                  1,000,000             1,000                1,000            (2,850)
         Net loss for year                                                                                        (3,600)
                                                 --------------    --------------    -----------------    --------------

Balances at 12/31/01                                  1,000,000    $        1,000    $           1,000    $       (6,450)
                                                 ==============    ==============    =================    ==============




See Notes to Financial Statements.

                        Rocky Point Pharmaceuticals, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS




                                                                                                             4/14/86
                                                                                  Years ended               (Date of
                                                                                 December 31,             inception) to
                                                                            2001              2000            12/31/01
                                                                      --------------    --------------    --------------
OPERATING ACTIVITIES
         Net income (loss)                                            $       (3,600)   $         (850)   $       (6,450)
         Adjustments to reconcile net income (loss) to
          cash used by operating  activities:
             Amortization                                                          0                 0                50
             Changes in accounts payable                                        (450)              850               400
             Payable - related party                                           4,050                 0             4,050
                                                                      --------------    --------------    --------------

                      NET CASH USED BY
                      OPERATING ACTIVITIES                                         0                 0            (1,950)

INVESTING ACTIVITIES
         Organization costs                                                        0                 0               (50)
                                                                      --------------    --------------    --------------

                      NET CASH USED BY
                      INVESTING ACTIVITIES                                         0                 0               (50)

FINANCING ACTIVITIES
         Proceeds from sale of  common stock                                       0                 0             2,000
                                                                      --------------    --------------    --------------

                      NET CASH PROVIDED BY
                      FINANCING ACTIVITIES                                         0                 0             2,000
                                                                      --------------    --------------    --------------

                      INCREASE IN CASH
                      AND CASH EQUIVALENTS                                         0                 0                 0

         Cash and cash equivalents at beginning of year                            0                 0                 0
                                                                      --------------    --------------    --------------

                      CASH & CASH EQUIVALENTS
                      AT END OF YEAR                                  $            0    $            0    $            0
                                                                      ==============    ==============    ==============





See Notes to Financial Statements.

                        Rocky Point Pharmaceuticals, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001


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

     At December 31, 2001 a deferred tax asset of about $2,200 has been fully reserved due to the Company's lack of operations to provide income to use the net operating loss carryover of $6,450 which expires as follows:

                  Year Ended                Expires               Amount
               -----------------       -----------------      -------------
               December 31, 1986       December 31, 2001      $       1,950
               December 31, 1987       December 31, 2002                 10
               December 31, 1988       December 31, 2003                 10
               December 31, 1989       December 31, 2004                 10
               December 31, 1990       December 31, 2005                 10
               December 31, 1991       December 31, 2006                 10
               December 31, 2000       December 31, 2020                850
               December 31, 2001       December 31, 2021              3,600
                                                              -------------
                                                              $       6,450
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

                        Rocky Point Pharmaceuticals, Inc.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (continued)
                                December 31, 2001



NOTE 4: RELATED PARTY TRANSACTIONS

     The Company neither owns nor leases any real property. Office services are provided, without charge, by an officer. Such costs are immaterial to the financial statements, and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts. At December 31, 2001 the Company owes $4,050 to its major shareholder for expenses paid on behalf of the Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Rocky Point Pharmaceuticals, Inc.



Dated: March 29, 2002        By:      /s/ Neil E. Crabtree
       ----------------         --------------------------
                             Neil E. Crabtree, President, Secretary/Treasurer,
                                               and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Dated: March 29, 2002        By:      /s/ Neil E. Crabtree
       ----------------         --------------------------
                             Neil E. Crabtree, President, Secretary/Treasurer,
                                               and Director