Form 10KSB
period 2002-06-30
ROCKY POINT PHARMACEUTICALS INC
filed 2002-10-15
CIK 853465

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal Year ended:

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from January 1, 2002 to June 30, 2002
                                    ---------------    -------------

Commission file number    33-55254-09
                       -----------------

                        ROCKY POINT PHARMACEUTICALS, INC.

           NEVADA                                      87-0434293
------------------------------------      -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification
incorporation or organization)                       Number.)

9350 South 150 East, Suite 900
         Sandy, UT                                           84070
----------------------------------------                  -----------
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number, including area code    (801) 617-2040
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

     As of September 17, 2002, there is no aggregate market value of the voting stock held by non-affiliates of the registrant.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Class                              Outstanding as of September 17, 2001
------------------------------------        ------------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                13,384,960 SHARES

                      DOCUMENTS INCORPORATED BY REFERENCE:
                         Form 8-K filed on July 9, 2002

Note Regarding Forward Looking Information

This Transition Report on Form 10-KSB ("10-KSB") contains forward-looking statements made within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements are not based on historical facts and are based on current expectations, including, but not limited to, statements regarding the company's plans for future development and the operation of its business. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Among the factors that could cause actual results to differ materially are the following: a lack of sufficient capital to finance the company's business plan on commercially acceptable terms; changes in labor, equipment and capital costs; its inability to attract strategic partners; general business and economic conditions; and the other risk factors described from time to time in the company's reports filed with the Securities and Exchange Commission ("SEC"). You should not rely on these forward-looking statements, which reflect only Rocky Point's opinion as of the date of this 10- KSB. The company does not assume any obligation to revise forward-looking statements. You should also carefully review the risk factors set forth in other reports or documents the company files from time to time with the Securities and Exchange Commission, particularly the quarterly reports on Form 10-QSB and any current reports on Form 8-K.

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

     On June 26, 2002, the Company acquired Luong Dae Solutions, Inc. as a wholly-owned subsidiary.

Luong Dae Solutions, Inc.

     Luong Dae Solutions, Inc. was formed in May, 2002 when it purchased the software rights and existing client base for Rental-Ease, a proprietary property management software program, from Strategic Office Systems. Rental-Ease was developed by Scott Glauser, founder of Strategic Office Systems, in 1987. Scott is a computer programmer, real estate investor and manager of residential rental properties. Scott was unable to find any product with the suite of tools and functionality which would help him manage his rental properties. He designed Rental-Ease to meet his property management needs. Because of its rich feature set and ease of use, associates from trade and professional groups began requesting copies of the software. Scott formed Strategic Office Systems to develop and market the software program. In the past, Strategic Office Systems has employed upwards of 20 people, including Scott, who has continued to refine Rental-Ease, through over 20 upgrades, to meet the requirements of his customers. There are currently several thousand users of Rental-Ease throughout the world. Scott realized he lacked the expertise and capital to effectively market Rental-Ease and began seeking a buyer for the product.

     Rental-Ease was acquired by Luong Dae Solutions in May, 2002. It is the objective of the company to improve on this product and seize a greater share of the market. Management of Luong Dae Solutions intends to apply their experience to developing the product and its profitability.

Pricing and Profitability

     The market for property management software is stratified, with high end products costing several thousand dollars, to lower end products costing less than five hundred dollars. Rental-Ease, with its rich set of features and ease of use, is very competitively priced in the middle of the market. Strategic Office Systems has enjoyed profitability with the sale and service of Rental-Ease, however the product has not been marketed effectively over the last 5 years.

Customers

     Current customers around the world who use Rental-Ease to manage their properties fall into several categories. The first category is those people who manage from 2 to 20 properties. These people are looking for a relatively inexpensive product which is easy to use. The next category is those people who manage from 20 to 200 units. These people require a product with a full set of features, which is scalable and easy to use. The next category is those who manage over 200 properties. The number of units which can be managed with Rental-Ease is unlimited. Those who manage over 200 units require functionally robust, reliable and well supported property management software. Because of its flexibility and full set of features, Rental-Ease is able to easily meet the needs of this diverse group of users.

Vision

     By 2007, Luong Dae Solutions, Inc. will have finished implementing a three phase program which will substantially improve its position in the property management software market.

Phase 1
         In the first phase Luong Dae will concentrate on several areas including:
         Product
                  Develop and release high end version which incorporates; General Ledger Modules Onsite Version Ability to share data with main office
                  Develop and release low end version which limits the number of users

         Marketing
                  Hire sales representatives in select high population areas Increase web presence--register with search engines Advertise in PC and trade publications Participate in trade shows

         Website
                  Redesign look and feel of website Make site more interactive Provide more information Add online purchasing capability

         Service
                  Increase service as a profit center
                  Charge service fees of $500.00 per site for high end product Continue to charge per minute charges for low end products

Phase 2
         Product
                  Integrate product with Quickbooks
                  Upgrade existing products

         Marketing
                  Continue to hire sales representatives in more States Continue with Phase 1 marketing strategies

         Website
                  Make products downloadable from website.

         Service
                  Incorporate online service capabilities

Phase 3
         Product
                  Develop and offer ASP product
                  Integrate ASP product with "Quickbooks for the Web" online service

         Marketing
                  Continue Phase 1 and 2 marketing strategies

         Website
                  Develop sister site for ASP (irentalease.com)
         Service
                  Increase service capabilities to service ASP product.

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

ITEM 4. Submission of Matters to a Vote of Security Holders.

     On June 26, 2002, there was a special meeting of the shareholders. All 779,800 shares represented at the meeting voted to approve the acquisition of Luong Dae Solutions, Inc. as a wholly-owned subsidiary of the Company. 779,800 of the 1,000,000 shares outstanding were voted.

                                     PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholders Matters.

     There currently is not a trading market for the Company's $.001 par value common stock nor has there been a trading market for the Company's stock since its inception.

     As of June 30, 2002, there were about 750 record holders of the Company's common stock. The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.

ITEM 6. Management's Discussion and Analysis or Plan of Operation.

     The Company has had no operational history and has yet to engage in business of any kind. All risks inherent in new and inexperienced enterprises are inherent in the Company's business. The Company has not made a formal study of the economic potential of any business. At the present the Company has not identified any assets or business opportunities for acquisition other than Luong Dae.

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

                                    PART III

ITEM 9. Directors and Executive Officers of the Registrant.

     The following table shows the positions held by the Company's officers and directors. The directors were appointed in June, 2002 and will serve until the next annual meeting of the Company's stockholders, and until their successors have been elected and have qualified. The officers were appointed to their positions, and continues in such position, at the discretion of the directors.

    Name                Age     Position
    Arden Oliphant      45      Acting President, Secretary/Treasurer, Director
    Scott Glauser       47      Vice President, Director

     Arden Oliphant became Secretary/Treasurer and a director in June, 2002. He was appointed Acting President in August, 2002 when John Eckersley resigned. Mr. Oliphant graduated from the University of Utah in 1988 with a Bachelor of Science degree in Business. For the past five years his occupation has been as an entrepreneur.

     Scott Glauser has a Bachelor of Science in International Business Management degree from Brighan Young University, Hawaii. Mr. Glauser is a real estate entrepreneur and software designer. Since 1987, he has been a managing partner in Strategic Office Systems, the entity that sold the software to Luong Dae Solutions, Inc.

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

ITEM 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth, as of September 17, 2002, information regarding the beneficial ownership of shares by each person known by the Company to own five percent or more of the outstanding shares, by each of the directors and by the officers and directors as a group.


                                         Name & address                          Amount of                           Percent
       Title of Class                  of beneficial owner                 beneficial ownership                     of Class
       --------------                  -------------------                 --------------------                     --------
           Common                        Arden Oliphant                          1,100,000                            8.22%
                                    9350 South 150 East, #900
                                         Sandy, UT 84070
           Common                         Scott Glauser                          6,550,000                           48.94%
                                    9350 South 150 East, #900
                                         Sandy, UT 84070
           Common                        John Eckersley                          2,250,000                           16.81%
                                    9350 South 150 East, #900
                                         Sandy, UT 84070
           Common                       Neil E. Crabtree                         1,000,000                            7.47%
                                    9350 South 150 East, #900
                                         Sandy, UT 84070
           Common                  All Officers and Directors                    7,650,000                           57.15%
                                           as a group

ITEM 12. Certain Relationships and Related Transactions

     No officer, director, nominee for election as a director, or associate of such officer, director or nominee is or has been in debt to the Company during the last fiscal year. However, the Company's officers, directors, and a shareholder, have made an oral undertaking to make loans to the Company in amounts sufficient to enable it to satisfy its reporting requirements and other obligations incumbent on it as a public company, and to commence, on a limited basis, the process of investigating possible merger and acquisition candidates. The Company's status as a publicly-held corporation may enhance its ability to locate potential business ventures. The loans will be interest free and are intended to be repaid at a future date, if or when the Company shall have received sufficient funds through any business acquisition. The loans are intended to provide for the payment of filing fees, professional fees, printing and copying fees and other miscellaneous fees.

                                     PART IV

TEM 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         Exhibit 10 - Software Purchase Agreement
         Exhibit 99.1 - CEO Certification
         Exhibit 99.2 - CFO Certification

         Financial Statements and Financial Statement Schedules.
         ------------------------------------------------------

         Financial Statements - June 30, 2002

         Reports on Form 8-K

     There were no reports on Form 8-K filed during the fourth quarter ending June 30, 2002.

                                      Smith
                                        &
                                     Company

           A Professional Corporation of Certified Public Accountants

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Rocky Point Pharmaceuticals, Inc. (A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Rocky Point Pharmaceuticals, Inc. (a Nevada development stage corporation) and subsidiary as of June 30, 2002, and the related consolidated statements of operations, changes in stockholders' (deficit), and cash flows for the period then ended, and for the period of May 7, 2002 (date of inception) to June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rocky Point Pharmaceuticals, Inc. (a development stage company) and subsidiary as of June 30, 2002, and the results of their operations, changes in stockholders' (deficit), and their cash flows for the period then ended, and for the period of May 7, 2002 (date of inception) to June 30, 2002 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the consolidated financial statements, the Company currently has cash flow constraints, an accumulated deficit and has no operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                             /s/ Smith & Company
                                                    CERTIFIED PUBLIC ACCOUNTANTS

Salt Lake City, Utah
September 25, 2002

          10 West 100 South, Suite 700o Salt Lake City, Utah 84101-1554
              Telephone: (801) 575-8297o Facsimile: (801) 575-8306
                        E-mail: smithcocpa@earthlink.net
           Members: American Institute of Certified Public Accountants
               o Utah Association of Certified Public Accountants

                Rocky Point Pharmaceuticals, Inc. and Subsidiary
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET




                                                                                      June 30,
                                                                                       2002
                                                                                 -----------------
             ASSETS
CURRENT ASSETS
         Cash in bank                                                            $               0
                                                                                 -----------------

                      TOTAL CURRENT ASSETS                                                       0

OTHER ASSETS
         Software (Note 4)                                                                       1
                                                                                 -----------------
                                                                                                 1
                                                                                 -----------------

                                                                                 $               1
                                                                                 =================

             LIABILITIES & (DEFICIT)
CURRENT LIABILITIES
         Accounts payable                                                        $           2,500
         Payable - related parties (Note 3)                                                105,050
                                                                                 -----------------

                      TOTAL CURRENT LIABILITIES                                            107,550

STOCKHOLDERS' (DEFICIT)
         Common Stock $.001 par value:
          Authorized - 100,000,000 shares
          Issued and outstanding 12,000,000 shares                                          12,000
         Deficit accumulated during
          the development stage                                                           (119,549)
                                                                                 -----------------

                      TOTAL STOCKHOLDERS' (DEFICIT)                                       (107,549)
                                                                                 -----------------

                                                                                 $               1
                                                                                 =================

See Notes to Consolidated Financial Statements.

                Rocky Point Pharmaceuticals, Inc. and Subsidiary
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                                       Period               5/7/2002
                                                                                       Ended                (Date of
                                                                                      June 30,            inception) to
                                                                                        2002                 6/30/02
                                                                                  -----------------     -----------------
Net sales                                                                         $               0     $               0
Cost of sales                                                                                     0                     0
                                                                                  -----------------     -----------------

                      GROSS PROFIT                                                                0                     0


General & administrative expenses                                                            19,550                19,550
                                                                                  -----------------     -----------------

                          NET LOSS                                                $         (19,550)    $         (19,550)
                                                                                  =================     =================


Basic and Diluted earnings per share
Net income (loss) per weighted average share                                      $            (.00)
                                                                                  =================


Weighted average number of common shares
         used to compute net income (loss) per
         weighted average share                                                          11,074,074
                                                                                  =================







See Notes to Consolidated Financial Statements.

                Rocky Point Pharmaceuticals, Inc. and Subsidiary
                          (A Development Stage Company)
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)





                                                                                                            Deficit
                                                                                                          Accumulated
                                                              Common Stock                                   During
                                                            Par Value $0.001                               Development
                                                                  Shares                Amount                 Stage
                                                            -----------------     -----------------     -----------------
Balances at 5/7/2002 (Date of inception)                                    0     $               0     $               0
         Issuance of common stock (restricted)
           at $.001 per share at 5/7/2002 to
           founders for services                                   11,000,000                11,000
         Acquisition of software from officer                                                                     (99,999)
         Luong Dae transaction                                      1,000,000                 1,000
         Net loss for period                                                                                      (19,550)
                                                            -----------------     -----------------     -----------------

Balances at 6/30/2002                                              12,000,000     $          12,000     $        (119,549)
                                                            =================     =================     =================




See Notes to Consolidated Financial Statements.

                Rocky Point Pharmaceuticals, Inc. and Subsidiary
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                       Period                5/7/2002
                                                                                        Ended               (Date of
                                                                                       June 30,           inception) to
                                                                                         2002                 6/30/02
                                                                                  -----------------     -----------------
OPERATING ACTIVITIES
         Net income (loss)                                                        $         (19,550)    $         (19,550)
         Adjustments to reconcile net income (loss) to
          cash used by operating  activities:
             Stock issued for expenses                                                       12,000                     0
             Changes in accounts payable                                                      2,500                 2,500
             Payable - related parties                                                        5,050                 5,050
                                                                                  -----------------     -----------------

                      NET CASH USED BY
                      OPERATING ACTIVITIES                                                        0                     0
                                                                                  -----------------     -----------------


                      INCREASE IN CASH
                      AND CASH EQUIVALENTS                                                        0                     0

         Cash and cash equivalents at beginning of year                                           0                     0
                                                                                  -----------------     -----------------

                      CASH & CASH EQUIVALENTS
                      AT END OF YEAR                                              $               0     $               0
                                                                                  =================     =================




See Notes to Consolidated Financial Statements.

                Rocky Point Pharmaceuticals, Inc. and Subsidiary
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002


NOTE 1: CHANGE IN REPORTING ENTITY

     The statement of operations reflects the acquisition of Rocky Point Pharmaceuticals, Inc. ("Rocky Point") a reporting company under the Securities Act of 1934, by Luong Dae Solutions, Inc.,("Luong Dae") a development-stage company, on June 26, 2002 in a reverse acquisition, consummated by issuing 11,000,000 shares of common stock of Rocky Point to the founders of Luong Dae. Reverse acquisition accounting is appropriate since the shareholders of Luong Dae controlled approximately 92% of the outstanding common stock of Rocky Point immediately after the acquisition, and management of Luong Dae controlled the board of directors and day-to-day management of the Company after the acquisition. The reverse acquisition constitutes a change in reporting entity for accounting purposes. This reverse acquisition is considered to be a capital transaction (i.e. issuance of stock by Rocky Point accompanied by a recapitalization). The historical financial statements reflect the assets and liabilities of Luong Dae at their historical cost. Rocky Point had no assets on the date of the reverse acquisition. Rocky Point had liabilities of $7,550 on the date of the reverse acquisition. These liabilities have been charged to operations in the current period as goodwill with no future value.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

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

     Income Taxes:
     The Company utilizes the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

     At June 30, 2002 a deferred tax asset of about $3,700 has been fully reserved due to the Company's lack of operations to provide income to use the net operating loss carryover of $11,000 which expires as follows:

       Year Ended               Expires          Amount
     ---------------         ---------------   -------------
      June 30, 2002           June 30, 2022    $      11,000
                                               -------------

                                               $      11,000
                                               =============

NOTE 2: DEVELOPMENT STAGE COMPANY

     The Company was originally incorporated as Upsilon, Inc. under the laws of the State of Utah on April 14, 1986 and has been in the development stage since incorporation. On December 30, 1993, the Company was dissolved as a Utah corporation and reincorporated in Nevada as Upsilon Industries, Inc. On July 21, 1995, the Company changed its name to TTN Capitol, Inc., on October 15, 1995, the Company changed its name to Wasatch Pharmaceutical, Inc., and on May 31, 2000 the Company changed its name to Rocky Point Pharmaceuticals, Inc. Luong Dae was incorporated on May 7, 2002 in Nevada, and became a subsidiary of the Company on June 26, 2002.

                Rocky Point Pharmaceuticals, Inc. and Subsidiary
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 2002



NOTE 3: RELATED PARTY TRANSACTIONS

     The Company neither owns nor leases any real property. Office services are provided, without charge, by an officer. Such costs are immaterial to the financial statements, and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts. At June 30, 2002 the Company owes $4,050 to a shareholder for expenses paid on behalf of the Company.

     The Company also owes $1,000 to a former officer and shareholder for services. Subsequent to June 30, 2002, he accepted 1,000,000 shares of S-8 stock to retire the obligation.

     At June 30, 2002, the Company owes $100,000 in royalties to Strategic Office Systems ("Strategic") in connection with the purchase of software.

     Luong Dae is obligated to pay $450 for each copy and installation of software sold by Luong Dae. Luong Dae also agreed to pay $850 for each copy and installation of the software sold by Strategic. The minimum royalty is $2,000 per month.

NOTE 4: SOFTWARE

     The Company purchased a software program from an entity controlled by its Vice President for $100,000. The transaction was recorded at its carrying value of $1. The excess of the consideration payable over the carrying value at the date of the transaction was recorded against accumulated deficit.

NOTE 5: GOING CONCERN ITEMS

     The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. At June 30, 2002, the Company has a working capital deficit of $(107,549), and an accumulated deficit of $(107,549). The Company has a substantial need for working capital.

     Management feels that loans from related parties and software sales will provide sufficient working capital to allow the Company to continue as a going concern.

NOTE 6: SUBSEQUENT EVENTS

     In July, 2002, the Company sold 384,960 shares of Regulation S stock and received proceeds of $7,699.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Rocky Point Pharmaceuticals, Inc.



Dated:   October 15, 2002         By:      /s/Arden Oliphant
      --------------------           ---------------------------------
                                     Arden Oliphant, Acting President,
                                     Secretary/Treasurer, and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Dated: October 15, 2002            By:      /s/Arden Oliphant
       --------------------           ---------------------------------
                                      Arden Oliphant, Acting President,
                                      Secretary/Treasurer, and Director


Dated: October 15, 2002            By:      /s/Scott Glauser
       --------------------           -----------------------------------------
                                      Scott Glauser, Vice President and Director

                                                                      EXHIBIT 10

                           SOFTWARE PURCHASE AGREEMENT

This agreement, effective May 15, 2002, between Luong Dae Solutions, a Nevada corporation, having its principal office at 9350 South 150 East, Suite 900, Sandy, Utah 84070 ("LDS"), and Strategic Office Systems, a Utah partnership, having its principal office at 3434 East 7800 South, Suite 209, Salt Lake City, Utah 84121 ("SOS").

                                    RECITALS

     WHEREAS, SOS has developed and owns the copyright and all other proprietary rights pertaining to and subsisting in certain computer programs and related documentation known as "Rental-Ease"; and

     WHEREAS, SOS desires to sell, transfer, convey, and deliver such programs and documentation, including all rights subsisting in them, to LDS; and

     WHEREAS, LDS desires to acquire such computer programs and documentation from SOS;

     NOW, THEREFORE, in consideration of the mutual representations, warranties, covenants and agreements contained in this Agreement and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto, intending to be legally bound, agree as follows:

                                    Section 1

                                Subject Programs

     SECTION 1.1 The term "Subject Programs" shall mean any and all versions or derivations of (1) the source code of computer programs and (2) related development and SOS documentation which together comprise Rental-Ease.

                                    Section 2

                                   Sale to LDS

     SECTION 2.1 SOS sells, grants, transfers, and conveys to LDS sole and exclusive right, title, and interest in and to the Subject Programs, including all rights in copyright and trade secret interests subsisting in them as well as such proprietary know-how as may relate to them, and including but not limited to the full and complete right to print, publish, copy, distribute, transfer, display, and prepare derivative works based upon the Subject Programs and any derivative works of them anywhere throughout the world.

                                    Section 3

                       Delivery of Subject Programs by SOS

     SECTION 3.1 SOS shall within 10 days of execution of this Agreement deliver to LDS: (I) the complete current version of the Subject Programs in both human-readable and machine-readable format, free of copyright protection and formatted to list source code instructions; (2) available manuscripts prepared by SOS documenting the use and operation of the Subject Programs; and (3) any and all documentation relating to current users of the Subject Programs.

                                  Page 1 of 4 .

                                    Section 4

                     Distribution of Subject Programs by LDS

     SECTION 4.1 LDS shall determine in its discretion how to market and distribute the Subject Programs, and whether to license or sell copies of the Subject Programs. Each copy licensed or sold shall be accompanied by a suitable End-user License Agreement which shall protect the proprietary rights of LDS in the Subject Programs. In addition, the single-user version shall include a license agreement restricting its use to only one computer at any given time.

                                    Section 5

                            Registration of Copyright

     SECTION 5.1 LDS shall place appropriate copyright and other proprietary notices in the form prescribed by applicable law on packaging materials, and embedded in program code of the program packages. SOS shall, upon request of LDS, execute and deliver to LDS a suitable Certificate of Assignment of the rights and interests of SOS in the Subject Programs for registration or recordation in the United States Copyright Office.

                                    Section 6

                            Payment of Purchase Price

     SECTION 6.1 SOS acknowledges receipt of the sum of $1 furnished by LDS as the mutually agreed upon purchase price as good and sufficient consideration of SOS entering into this Agreement and delivering the Subject Programs under
Section 3, in addition to the additional consideration described below.

                                    Section 7

                            Additional Consideration

     SECTION 7.1 LDS will pay SOS $100,000.00 in the form of a royalty according to the following formula:

     a. LDS will pay SOS a royalty of $450.00 for each copy and installation of the Subject Programs sold by LDS; and

     b. LDS will pay SOS a royalty of $850.00 for each copy and installation of the Subject Programs sold by SOS;

     c.   LDS will pay SOS a minimum royalty of $2,000.00 per month.

     All royalties will be paid by the fifteenth of the month for the month preceding the payment. All royalties paid by LDS to SOS will accrue toward the $100,000.00 owed SOS by LDS. All amounts paid by LDS will reduce the balance owed to SOS.

                                    Section 8

          Warranties of SOS; Limitations on Warranties and Liabilities

     SECTION 8.1 SOS warrants to LDS that it is the original creator and user of the Subject Programs and is the owner of them for purposes of the U.S. Copyright Act and applicable federal and state laws affecting proprietary rights, and that it has the authority to assign and transfer all right, title, and interest to them to LDS in accordance with the provisions of this agreement.

     SECTION 8.2 SOS warrants that the Subject Programs in the form to be delivered to LDS pursuant to Section 3.1 will not infringe any U.S. patent, copyright, or trade secret right of any third party.

     SECTION 8.3 SOS makes no warranty that all errors have been or can be eliminated from the Subject Programs and, except as set forth in Section 8.1, SOS shall not be responsible for LDSses, damages, costs or expenses of any kind resulting from the use or distribution of the Subject Programs by LDS, including, without limitation, any liability for business expense, machine downtime, or damages caused LDS or any third persons by any deficiency, defect, error or malfunction. Except as set forth in Section 9.1, SOS shall not be liable for any indirect, special, incidental, or consequential damages, relating to or arising out of the subject matter of this Agreement or actions taken under it. SOS MAKES NO WARRANTY , EITHER EXPRESS OR IMPLIED, AS TO THE SUBJECT PROGRAMS OR THE USE OF THEM, AND SPECIFICALLY DISCLAIMS ALL IMPLIED WARRANTIES OF MERCHANTABILITY AND FITNESS FOR A PARTICULAR PURPOSE.

                                    Section 9

                      Indemnity Undertakings of the Parties

     SECTION 9.1 SOS shall indemnify and hold harmless LDS from and against any and all claims, actions, demands, costs, losses, and liabilities arising out of or relating to infringement by the Subject Programs in the form delivered by SOS to LDS under this Agreement upon the proprietary rights of any third parties.

     SECTION 9.2 LDS shall indemnify and hold harmless SOS from and against any and all claims, actions, demands, costs, losses, and liabilities arising out of or relating to actions taken by LDS pursuant to this Agreement.

     SECTION 9.3 These rights of indemnification shall be predicated upon the party seeking indemnification (1) giving the indemnifying party prompt written notice of any claim for which indemnity is sought; (2) allowing the indemnifying party complete control with respect to the defense or settlement of any such claim; and (3) cooperating fully with the indemnifying party in the defense or settlement at the expense of the indemnifying party .

                                   Section 10

                            Confidential Information

     SECTION 10.1 SOS shall keep confidential and not disclose or disseminate to any third parties any confidential proprietary information subsisting or embodied in the Subject Programs. SOS shall take all steps reasonably necessary for the protection of any such information that remains in the possession or control of SOS.

                                   Section 11

                                    Remedies

     SECTION 11.1 In the event that LDS fails to pay the monthly royalty to SOS, as determined by the formula in Section 7 above, by the payment due date, LDS will pay a 10% penalty to SOS for each month in which payment is not made.

     SECTION 11.2 In the event that LDS fails to pay royalties to SOS for a period of(6) six consecutive months SOS may, at its discretion, demand full payment of all past due amounts. In the event that LDS fails to make such payment, SOS may treat the failure to make such payment as a breach of this agreement.

     Upon breach of this agreement, all rights, title and interest granted by SOS to LDS in this agreement will revert back to S0S.

                                   Section 12

                                  Miscellaneous

     SECTION 12.1 SOS shall have no authority to enter into agreements on behalf of LDS or otherwise to bind or obligate LDS in any manner.

     SECTION   12.2   ALL   QUESTIONS   CONCERNING   THE   VALIDITY,   OPERATION
INTERPRETATION, AND CONSTRUCTION OF THIS AGREEMENT WILL BE GOVERNED BY AND DETERMINED IN ACCORDANCE WITH THE LAWS OF THE STATE OF UTAH.

     SECTION 12.3 If any part, term, or provision of this Agreement shall be held unenforceable or in conflict with any law of any governmental authority having jurisdiction over this Agreement, the validity of the remaining portions or provisions shall not be affected.

     SECTION 12.4 Each party represents that it has the full power and authority to undertake the obligations set forth in this Agreement and that it has not entered into any other agreements that would render it incapable of satisfactorily performing its obligations under this Agreement or that would place it in a position in conflict with respect to its obligations under this Agreement.

     SECTION 12.5 The parties agree that this agreement is the complete and exclusive state of the agreement and supersedes all proposals and agreements, oral or written, relating to the subject matter of this agreement.

     IN WITNESS, the parties have caused the Agreement to be duly executed by their authorized representatives effective as of the date set forth above.

(S0S)
By: /s/ Scott Glauser
Name: Scott Glauser
Title: President
Date: 9 May 2002

(LDS)
By: /s/ John Eckersley
Name: John Eckersley
Title: President
Date: 9 May 2002


                                   Page 4 of 4

                                                                    Exhibit 99.1

                                CEO Certification

In connection with the transition report on Form 10-KSB for the transition period ended June 30, 2002 (Report), as filed with the Securities and Exchange Commission, on the date hereof, the undersigned Chief Executive Officer of Rocky Point Pharmaceuticals, Inc. (the "Company"), certifies to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to ss.302 and promulgated as 18 USC 1350 pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report referenced above has been read and reviewed by the undersigned.

     2. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

     3. The Report referenced above does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading.

     4. I acknowledge that the management of the Company is solely responsible for the fair presentation in the financial statements of the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America.

Based upon my knowledge, the financial statements, and other such financial information included in the report, fairly present the financial condition and results of operations of the Company as of and for the period ended June 30, 2002.

Additionally, I acknowledge that the Company's Board of Directors and Management are solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

/s/Arden Oliphant
Arden Oliphant, Acting President
CEO and Director
Dated:            October 15, 2002
       -------------------------------------

                                                                    Exhibit 99.2
                                CFO Certification

In connection with the transition report on Form 10-KSB for the transition period ended June 30, 2002 (Report), as filed with the Securities and Exchange Commission, on the date hereof, the undersigned Chief Financial Officer of Rocky Point Pharmaceuticals, Inc. (the "Company"), certifies to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to ss.302 and promulgated as 18 USC 1350 pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report referenced above has been read and reviewed by the undersigned.

     2. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

     3. The Report referenced above does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading.

     4. I acknowledge that the management of the Company is solely responsible for the fair presentation in the financial statements of the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America.

Based upon my knowledge, the financial statements, and other such financial information included in the report, fairly present the financial condition and results of operations of the Company as of and for the transition period ended June 30, 2002.

Additionally, I acknowledge that the Company's Board of Directors and Management are solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

/s/ Arden Oliphant
Arden Oliphant, Secretary/Treasurer
CFO and Director
Dated:            October 15, 2002
       ----------------------------------------------