Form 10QSB
period 2002-09-30
ROCKY POINT PHARMACEUTICALS INC
filed 2002-11-19
CIK 853465

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 2002
                               ----------------------------

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission File No.     33-55254-09
                    ---------------

                        Rocky Point Pharmaceuticals, Inc.
        (Exact name of Small Business Issuer as specified in its charter)

         NEVADA                                      87-0434293
------------------------------------        ---------------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)       Identification Number)

9350 South 150 East, Suite 900
         Sandy, Utah                                          84070
------------------------------------                 ------------------
(Address of principal executive offices)    (Zip Code)

Issuer's telephone number, including area code                (801) 617-2040
                                               ---------------------------------

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

             Class                          Outstanding as of September 30, 2002
------------------------------------        ------------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                 1,000,000 SHARES

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BASIS OF REPRESENTATION

General

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' (deficit) in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended September 30, 2002, are not necessarily indicative of the results that can be expected for the year ending June 30, 2003.

                Rocky Point Pharmaceuticals, Inc. and Subsidiary
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                                                                September 30,                June 30,
                                                                                    2002                       2002
                                                                                 (Unaudited)                 (Audited)
                                                                           ----------------------    ----------------------
ASSETS
   CURRENT ASSETS
     Cash in bank                                                          $                1,199    $                   0
                                                                           ----------------------    ---------------------

                                                   TOTAL CURRENT ASSETS                     1,199                        0

OTHER ASSETS
   Software (Note 4)                                                                            1                        1
                                                                           ----------------------    ---------------------

                                                                           $                1,200    $                   1
                                                                           ======================    =====================

LIABILITIES & (DEFICIT)
   CURRENT LIABILITIES
     Accounts payable                                                      $                  850    $               2,500
     Payable - related parties (Note 3)                                                   100,250                  105,050
                                                                           ----------------------    ---------------------

                                              TOTAL CURRENT LIABILITIES                   101,100                  107,550

   STOCKHOLDERS' (DEFICIT)
     Common Stock $.001 par value:
       Authorized - 100,000,000 shares
       Issued and outstanding 13,384,960 shares                                            13,385                   12,000
     Paid-in capital in excess of par                                                       7,314                        0
     Deficit accumulated during the
       development stage                                                                 (120,599)                (119,549)
                                                                           ----------------------    ---------------------

                                          TOTAL STOCKHOLDERS' (DEFICIT)                   (99,900)                (107,549)
                                                                           ----------------------    ---------------------

                                                                           $                1,200    $                   1
                                                                           ======================    =====================


See Notes to Consolidated Financial Statements.

                Rocky Point Pharmaceuticals, Inc. and Subsidiary
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                             Three Months            5/7/2002
                                                                                                 Ended               (Date of
                                                                                             September 30,         inception) to
                                                                                                 2002                9/30/2002
                                                                                        ----------------------  ------------------
Net sales                                                                               $                    0  $                0
Cost of sales                                                                                                0                   0
                                                                                        ----------------------  ------------------

                                                                        GROSS PROFIT                         0                   0

General and administrative expenses                                                                      1,050              20,600
                                                                                        ----------------------  ------------------

                                                                            NET LOSS    $               (1,050) $          (20,600)
                                                                                        ======================  ==================

Basic and Diluted earnings per share
   Net (loss) per weighted average share                                                $                 (.00)
                                                                                        ======================

Weighted average number of common shares used to compute
   net income (loss) per weighted average share                                                     12,751,976
                                                                                        ======================



See Notes to Consolidated Financial Statements.

                Rocky Point Pharmaceuticals, Inc. and Subsidiary
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                             Three Months            5/7/2002
                                                                                                 Ended               (Date of
                                                                                             September 30,         inception) to
                                                                                                 2002                9/30/2002
                                                                                        ----------------------  ------------------
OPERATING ACTIVITIES
   Net income (loss)                                                                    $               (1,050) $          (20,600)
   Adjustments to reconcile net income (loss) to cash used
     by operating activities:
       Stock issued for expenses                                                                             0              12,000
       Changes in accounts payable                                                                      (1,650)                850
       Payable - related parties                                                                        (3,800)              1,250
                                                                                        ----------------------  ------------------

                                               NET CASH USED BY OPERATING ACTIVITIES                    (6,500)             (6,500)
                                                                                        ----------------------  ------------------

FINANCING ACTIVITIES
   Issuance of Regulation S common stock                                                                 7,699               7,699
                                                                                        ----------------------  ------------------

                                           NET CASH PROVIDED BY FINANCING ACTIVITIES                     7,699               7,699
                                                                                        ----------------------  ------------------

                                                 INCREASE IN CASH & CASH EQUIVALENTS                     1,199               1,199

Cash and cash equivalents at beginning of year                                                               0                   0
                                                                                        ----------------------  ------------------

                                            CASH & CASH EQUIVALENTS AT END OF PERIOD    $                1,199  $            1,199
                                                                                        ======================  ==================


ADDITIONAL INFORMATION
     A payable of $1,000 was settled by issuing 1,000,000 shares of common stock to the note holder. Shares were issued at par on August 27, 2002. On May 7, 2002, the Company acquired software valued at $100,000 in exchange for a note payable to a related entity in the same amount.


See Notes to Consolidated Financial Statements.

                Rocky Point Pharmaceuticals, Inc. and Subsidiary
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002


NOTE 1: CHANGE IN REPORTING ENTITY

          The statement of operations reflects the acquisition of Rocky Point Pharmaceuticals, Inc. ("Rocky Point") a reporting company under the Securities Act of 1934, by Luong Dae Solutions, Inc.,("Luong Dae") a development-stage company, on June 26, 2002 in a reverse acquisition, consummated by issuing 11,000,000 shares of common stock of Rocky Point to the founders of Luong Dae. Reverse acquisition accounting is appropriate since the shareholders of Luong Dae controlled approximately 92% of the outstanding common stock of Rocky Point immediately after the acquisition, and management of Luong Dae controlled the board of directors and day-to-day management of the Company after the acquisition. The reverse acquisition constitutes a change in reporting entity for accounting purposes. This reverse acquisition is considered to be a capital transaction (i.e. issuance of stock by Rocky Point accompanied by a recapitalization). The historical financial statements reflect the assets and liabilities of Luong Dae at their historical cost. Rocky Point had no assets on the date of the reverse acquisition. Rocky Point had liabilities of $7,550 on the date of the reverse acquisition. These liabilities have been charged to operations in the period ended June 30, 2002 as goodwill with no future value.

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

          Income Taxes:
          The Company utilizes the asset and liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Under the asset and liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

          At June 30, 2002 a deferred tax asset of about $3,700 has been fully reserved due to the Company's lack of operations to provide income to use the net operating loss carryover of $11,000 which expires as follows:

             Year Ended                    Expires               Amount
          -------------------      ----------------------     -------------
            June 30, 2002               June 30, 2022         $      11,000
                                                              -------------

                                                              $      11,000
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

                Rocky Point Pharmaceuticals, Inc. and Subsidiary
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 2002



NOTE 3: RELATED PARTY TRANSACTIONS
          The Company neither owns nor leases any real property. Office services are provided, without charge, by an officer. Such costs are immaterial to the financial statements, and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts. At September 30, 2002 the Company owes $4,050 to a shareholder for expenses paid on behalf of the Company.

          At September 30, 2002, the Company owes $96,000 in royalties to Strategic Office Systems ("Strategic") in connection with the purchase of software. In addition, the Company owes Strategic $200 in penalties for failing to make the September 2002 royalty payment as agreed in the software purchase contract.

          Luong Dae is obligated to pay $450 for each copy and installation of software sold by Luong Dae. Luong Dae also agreed to pay $850 for each copy and installation of the software sold by Strategic. The minimum royalty is $2,000 per month.

NOTE 4: SOFTWARE
          The Company purchased a software program from an entity controlled by its Vice President for $100,000. The transaction was recorded at a nominal value of $1. The excess of the consideration payable over the carrying value at the date of the transaction was recorded against accumulated deficit.

NOTE 5: COMMON STOCK
          The Company issued 384,960 shares of "Regulation S" common stock on July 11, 2002. The Company received $7,699 from the sale, $385 representing the par value of the stock and $7,314 attributable to paid-in capital in excess of par value.

          The Company issued 1,000,000 shares to settle a payable of $1,000 due to a former director of the Company. The shares were issued at par.

NOTE 6: GOING CONCERN ITEMS
          The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. At September 30, 2002, the Company has a working capital deficit of $99,901, and an accumulated deficit of $120,599. The Company has a substantial need for working capital.

          Management feels that loans from related parties and software sales will provide sufficient working capital to allow the Company to continue as a going concern.

NOTE 7: SUBSEQUENT EVENTS
          On October 22, 2002, Arden Oliphant resigned as acting President, Secretary/Treasurer, and Director of the Company. Mark Timothy was subsequently named President, Secretary/Treasurer, and Director.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company has had no operational history and has yet to engage in business of any kind. All risks inherent in new and inexperienced enterprises are inherent in the Company's business. The Company has not made a formal study of the economic potential of any business. At the present, the Company has not identified any assets or business opportunities for acquisition. The only activity for the period ended September 30, 2002 was the incurrence of costs associated with periodic filings of required forms with the SEC.

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

                           PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits
                Exhibit 99.1 CEO Certification
                Exhibit 99.2 CFO Certification

           (b)  Reports on Form 8-K
                An 8-K was filed on July 9, 2002 to announce the acquisition of Luong Dae Solutions, Inc. as a subsidiary. An 8-K was filed on August 14, 2002 to announce the change of year end to June 30.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Rocky Point Pharmaceuticals, Inc.



Dated: November 15, 2002           By: /s/ Mark Timothy
      ------------------           --------------------------------------------
                                   Mark Timothy, President,
                                   Secretary/Treasurer, and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Dated:  November 15, 2002          By: /s/ Mark Timothy
       ------------------           --------------------------------------------
                                            Mark Timothy, President,
                                            Secretary/Treasurer, and Director

Exhibit 99.1 CEO Certification

In  connection  with the  quarterly  report on Form 10-QSB for the quarter ended
September 30, 2002 (Report), as filed with the Securities and Exchange Commission, on the date hereof, the undersigned Chief Executive Officer of Rocky Point Pharmaceuticals, Inc. (the "Company"), certifies to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to ss.302 and promulgated as 18 USC 1350 pursuant to ss.906 of the Sarbanes- Oxley Act of 2002, that:

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

Based upon my knowledge, the financial statements, and other such financial information included in the report, fairly present the financial condition and results of operations of the Company as of and for the period ended September 30, 2002.

In my opinion, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year.

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

/s/ Mark Timothy
Mark Timothy, President, CEO, and Director

Dated:  November 15, 2002
       -------------------------------------

Exhibit 99.2 CFO Certification

In  connection  with the  quarterly  report on Form 10-QSB for the quarter ended
September 30, 2002 (Report), as filed with the Securities and Exchange Commission, on the date hereof, the undersigned Chief Financial Officer of Rocky Point Pharmaceuticals, Inc. (the "Company"), certifies to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to ss.302 and promulgated as 18 USC 1350 pursuant to ss.906 of the Sarbanes- Oxley Act of 2002, that:

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

Based upon my knowledge, the financial statements, and other such financial information included in the report, fairly present the financial condition and results of operations of the Company as of and for the period ended September 30, 2002.

In my opinion, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year.

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

/s/ Mark Timothy
Mark Timothy, Secretary/Treasurer, CFO, and Director

Dated: Noveber 15, 2002
       ----------------------------------------------