Form 10QSB
period 2002-12-31
ROCKY POINT PHARMACEUTICALS INC
filed 2003-03-14
CIK 853465

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    December 31, 2002
                               --------------------

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission File No.     33-55254-09

                        Rocky Point Pharmaceuticals, Inc.
        (Exact name of Small Business Issuer as specified in its charter)

         NEVADA                                      87-0434293
------------------------------------        ---------------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)       Identification Number)

9350 South 150 East, Suite 900
         Sandy, Utah                                          84070
------------------------------------                 ------------------
(Address of principal executive offices)    (Zip Code)

Issuer's telephone number, including area code   (801) 617-2040
                                               ----------------------------

     Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

                Class                      Outstanding as of December 31, 2002
--------------------------------------     -----------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                14,262,739 SHARES

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BASIS OF REPRESENTATION

General

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' (deficit) in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended December 31, 2002, are not necessarily indicative of the results that can be expected for the year ending June 30, 2003.

                Rocky Point Pharmaceuticals, Inc. and Subsidiary
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                                                       December 31,                 June 30,
                                                                           2002                       2002
                                                                        (Unaudited)                 (Audited)
                                                                  ----------------------     --------------------
ASSETS
   CURRENT ASSETS
     Cash in bank                                                 $                1,199     $                  0
     Notes Receivable (Note 5)                                                   170,608                        0
                                                                  ----------------------     --------------------

                                          TOTAL CURRENT ASSETS                   171,807                        0

OTHER ASSETS
   Software (Note 4)                                                                   1                        1
                                                                  ----------------------     --------------------

                                                                  $              171,808     $                  1
                                                                  ======================     ====================

LIABILITIES & (DEFICIT)
   CURRENT LIABILITIES
     Accounts payable                                             $                1,400     $              2,500
     Payable - related parties (Note 3)                                          100,850                  105,050
                                                                  ----------------------     --------------------

                                     TOTAL CURRENT LIABILITIES                   102,250                  107,550

   STOCKHOLDERS' EQUITY (DEFICIT)
     Common Stock $.001 par value:
       Authorized - 100,000,000 shares
       Issued and outstanding 14,262,739 shares                                   14,263                   12,000
     Paid-in capital in excess of par                                            177,044                        0
     Deficit accumulated during the
       development stage                                                        (121,749)                (119,549)
                                                                  ----------------------     --------------------

                          TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                    69,558                 (107,549)
                                                                  ----------------------     --------------------

                                                                  $              171,808     $                  1
                                                                  ======================     ====================


                 See Notes to Consolidated Financial Statements.

                Rocky Point Pharmaceuticals, Inc. and Subsidiary
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                     Three Months             Six Months             5/7/2002
                                                                         Ended                   Ended               (Date of
                                                                     December 31,             December 31       inception) to
                                                                         2002                    2002               12/31/2002
                                                                ----------------------  ----------------------  ------------------
Net sales                                                       $                    0  $                    0  $                0
Cost of sales                                                                        0                       0                   0
                                                                ----------------------  ----------------------  ------------------

                                                GROSS PROFIT                         0                       0                   0

General and administrative expenses                                              1,150                   2,200              21,750
                                                                ----------------------  ----------------------  ------------------

                                                    NET LOSS    $               (1,150) $               (2,200) $          (21,750)
                                                                ======================  ======================  ==================

Basic and Diluted earnings per share
   Net (loss) per weighted average share                        $                 (.00) $                 (.00)
                                                                ======================  ======================

Weighted average number of common
   shares used to compute net income (loss)
   per weighted average share                                               14,122,285              13,549,841
                                                                ======================  ======================



                 See Notes to Consolidated Financial Statements.

                Rocky Point Pharmaceuticals, Inc. and Subsidiary
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                     Three Months             Six Months             5/7/2002
                                                                         Ended                   Ended               (Date of
                                                                     December 31,             December 31         inception) to
                                                                         2002                    2002               12/31/2002
                                                                ----------------------  ----------------------  ------------------
OPERATING ACTIVITIES
   Net income (loss)                                            $               (1,150) $               (2,200) $          (21,750)
   Adjustments to reconcile net income (loss)
     to cash used by operating activities:
       Stock issued for expenses                                                     0                       0              12,000
       Changes in accounts payable                                                 550                  (1,100)              1,400
       Payable - related parties                                                   600                  (3,200)              1,850
                                                                ----------------------  ----------------------  ------------------

                                            NET CASH USED BY
                                        OPERATING ACTIVITIES                         0                  (6,500)             (6,500)
                                                                ----------------------  ----------------------  ------------------

FINANCING ACTIVITIES
   Issuance of Regulation S common stock                                             0                   7,699               7,699
                                                                ----------------------  ----------------------  ------------------

                                           NET CASH PROVIDED
                                     BY FINANCING ACTIVITIES                         0                   7,699               7,699
                                                                ----------------------  ----------------------  ------------------

                                          INCREASE IN CASH &
                                            CASH EQUIVALENTS                         0                   1,199               1,199

Cash and cash equivalents at beginning of period                                 1,199                       0                   0
                                                                ----------------------  ----------------------  ------------------

                                     CASH & CASH EQUIVALENTS
                                            AT END OF PERIOD    $                1,199  $                1,199  $            1,199
                                                                ======================  ======================  ==================


ADDITIONAL INFORMATION
   877,779 shares of Regulation S common stock were issued in exchange for notes receivable of $170,608.

   A payable of $1,000 was settled by issuing 1,000,000 shares of common stock to the note holder. Shares were issued at par on August 27, 2002. On May 7, 2002, the Company acquired software valued at $100,000 in exchange for a note payable to a related entity in the same amount.


                 See Notes to Consolidated Financial Statements.

                Rocky Point Pharmaceuticals, Inc. and Subsidiary
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002


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

          At June 30, 2002 a deferred tax asset of about $3,700 has been fully reserved due to the Company's lack of operations to provide income to use the net operating loss carryover of $11,000 which expires as follows:

              Year Ended                    Expires               Amount
          --------------------      ----------------------     -------------
             June 30, 2002               June 30, 2022         $      11,000
                                                               -------------

                                                               $      11,000
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

                Rocky Point Pharmaceuticals, Inc. and Subsidiary
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                December 31, 2002



NOTE 3:   RELATED PARTY TRANSACTIONS
          The Company neither owns nor leases any real property. Office services are provided, without charge, by an officer. Such costs are immaterial to the financial statements, and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts. At December 31, 2002 the Company owes $4,050 to a shareholder for expenses paid on behalf of the Company.

          At December 31, 2002, the Company owes $96,000 in royalties to Strategic Office Systems ("Strategic") in connection with the purchase of software.. The minimum royalty is $2,000 per month. In addition, the Company owes Strategic $800 in penalties for failing to make the September, October, November, and December 2002 royalty payments as agreed in the software purchase contract.

          Under the terms of the software purchase agreement, Strategic is allowed to sell the software program to consumers, paying $850 to Luong Dae for each copy sold. Luong Dae has agreed to forward this to the Company. Luong Dae is also obligated to pay $450 for each copy and installation of software sold by Luong Dae.

NOTE 4:   SOFTWARE
          The Company purchased a software program from an entity controlled by its Vice President for $100,000. The transaction was recorded at a nominal value of $1. The excess of the consideration payable over the carrying value at the date of the transaction was recorded against accumulated deficit.

NOTE 5:   COMMON STOCK
          The Company issued 572,444 shares of "Regulation S" common stock on October 1, 2002. The Company accepted a short term note for $111,262 as payment from the sale, $572 representing the par value of the stock and $110,689 attributed to paid-in capital in excess of par value. The terms of the note allow for 6% interest on the principle. The Company expects to collect on the note during the third quarter of the fiscal year.

          The Company issued 305,335 shares of "Regulation S" common stock on November 11, 2002. The Company accepted a short-term note for $59,346 as payment from the sale. $305 representing the par value of the stock and $59,041 attributable to paid-in capital in excess of par value. The terms of the note allow for 6% interest on the principle. The Company expects to collect on the note during the third quarter of the fiscal year.

          The Company issued 384,960 shares of "Regulation S" common stock on July 11, 2002. The Company received $7,699 from the sale, $385 representing the par value of the stock and $7,314 attributable to paid-in capital in excess of par value.

          The Company issued 1,000,000 shares to settle a payable of $1,000 due to a former director of the Company. The shares were issued at par.

NOTE 6:   GOING CONCERN ITEMS
          The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. At December 31, 2002, the Company has an accumulated deficit of $121,749 and working capital of $69,557. However, 99% of current assets is in the form of notes receivable. The Company has a substantial need for working capital. These factors arise substantial doubt about the Company's ability to continue as a going concern.

          Management feels that loans from related parties and software sales will provide sufficient working capital to allow the Company to continue as a going concern.

NOTE 7:   CHANGE IN COMPANY OFFICERS
          On October 22, 2002, Arden Oliphant resigned as acting President, Secretary/Treasurer, and Director of the Company. Mark Timothy was subsequently named President, Secretary/Treasurer, and Director.

NOTE 8:   SUBSEQUENT EVENTS
          On January 3, 2003, the Company issued 75,000 shares of "Regulation S" common stock. The Company accepted a short term note for $14,577 as payment from the sale, $75 representing the par value of the stock and $14,502 attributable to pain- in capital in excess of par value. The terms of the note allow for 6% interest on the principle. The Company expects to collect on the note during the third quarter of the fiscal year.

                Rocky Point Pharmaceuticals, Inc. and Subsidiary
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                December 31, 2002



NOTE 8:   SUBSEQUENT EVENTS (continued)
          On January 1, 2003, Mark Timothy resigned as Secretary/Treasurer of the Company. Neil Crabtree was subsequently named Secretary/Treasurer.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company has had no operational history and has yet to engage in business of any kind, although is has acquired a subsidiary that will allow it to enter the software sales industry. All risks inherent in new and inexperienced enterprises are inherent in the Company's business. The Company has not made a formal study of the economic potential of any business. At the present, the Company has not identified any assets or business opportunities for acquisition other than Luong Dae Solutions, Inc. The only activity for the period ended December 31, 2002 was the incurrence of costs associated with periodic filings of required forms with the SEC and the accrual of penalties associated with a royalties contract.

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

                        Rocky Point Pharmaceuticals, Inc.



Dated: March 12, 2002           By:  /s/ Mark Timothy
      ---------------           ---------------------
                                Mark Timothy, President and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Dated: March 12, 2002           By:  /s/ Mark Timothy
      ---------------           ---------------------
                                Mark Timothy, President and Director

Exhibit 99.1 CEO Certification

In connection with the quarterly report on Form 10-QSB for the quarter ended December 31, 2002 (Report), as filed with the Securities and Exchange Commission, on the date hereof, the undersigned Chief Executive Officer of Rocky Point Pharmaceuticals, Inc. (the "Company"), certifies to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to ss.302 and promulgated as 18 USC 1350 pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

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

Based upon my knowledge, the financial statements, and other such financial information included in the report, fairly present the financial condition and results of operations of the Company as of and for the period ended December 31, 2002.

In my opinion, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10- QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year.

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



/s/ Mark Timothy
Mark Timothy, President, CEO, and Director

Dated: March 12, 2003
       -------------------------------------

Exhibit 99.2 CFO Certification

In connection with the quarterly report on Form 10-QSB for the quarter ended December 31, 2002 (Report), as filed with the Securities and Exchange Commission, on the date hereof, the undersigned Chief Financial Officer of Rocky Point Pharmaceuticals, Inc. (the "Company"), certifies to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to ss.302 and promulgated as 18 USC 1350 pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

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

Based upon my knowledge, the financial statements, and other such financial information included in the report, fairly present the financial condition and results of operations of the Company as of and for the period ended December 31, 2002.

In my opinion, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10- QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year.

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



/s/ Mark Timothy
Mark Timothy, CFO, and Director

Dated: March 12, 2003
       ----------------------------------------------