Form 10QSB
period 2003-03-31
ROCKY POINT PHARMACEUTICALS INC
filed 2004-02-03
CIK 853465

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2003
                               ------------------------

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission File No.     33-55254-09

                        Rocky Point Pharmaceuticals, Inc.
        (Exact name of Small Business Issuer as specified in its charter)

         NEVADA                                          87-0434293
------------------------------------            --------------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification Number)

9350 South 150 East, Suite 900
         Sandy, Utah                                          84070
------------------------------------                 ------------------
(Address of principal executive offices)             (Zip Code)

Issuer's telephone number, including area code                (801) 617-2040
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

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

              Class                          Outstanding as of January 14, 2004
------------------------------------         ----------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                  13,069,000 SHARES

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BASIS OF REPRESENTATION

General

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' (deficit) in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended March 31, 2003, are not necessarily indicative of the results that can be expected for the year ending June 30, 2003.

                        Rocky Point Pharmaceuticals, Inc.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                                  March 31,                  June 30,
                                                                                    2003                       2002
                                                                                 (Unaudited)                 (Audited)
                                                                           ----------------------    ---------------------
ASSETS
   CURRENT ASSETS
     Cash in bank                                                          $                    0    $                   0
     Notes receivable                                                                           0                        0
                                                                           ----------------------    ---------------------

                                                   TOTAL CURRENT ASSETS                         0                        0

OTHER ASSETS
   Software (Note 6)                                                                            0                        1
                                                                           ----------------------    ---------------------

                                                           TOTAL ASSETS    $                    0    $                   1
                                                                           ======================    =====================

LIABILITIES & (DEFICIT)
   CURRENT LIABILITIES
     Accounts payable                                                      $                    0    $               2,500
     Payable - related parties (Note 5)                                                       801                  105,050
                                                                           ----------------------    ---------------------

                                              TOTAL CURRENT LIABILITIES                       801                  107,550

   STOCKHOLDERS' EQUITY (DEFICIT)
     Common Stock $.001 par value:
       Authorized - 100,000,000 shares
       Issued and outstanding 13,000,000
        and 12,000,000 shares, respectively                                                13,000                   12,000
     Paid-in capital in excess of par                                                           0                        0
     Deficit accumulated during the
       development stage                                                                  (13,801)                (119,549)
                                                                           ----------------------    ---------------------

                                   TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                      (801)                (107,549)
                                                                           ----------------------    ---------------------

                                                                           $                    0    $                   1
                                                                           ======================    =====================


                       See Notes to Financial Statements.

                        Rocky Point Pharmaceuticals, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                                                                                     4/14/1986
                                           Three Months Ended                       Nine Months Ended                (Date of
                                                March 31,                               March 31,                  inception) to
                                        2003                2002                2003               2002           March 31, 2003
                                 ------------------  ------------------  -----------------   -----------------  ------------------
Net sales                        $                0  $                0  $               0   $               0  $                0
Cost of sales                                     0                   0                  0                   0                   0
                                 ------------------  ------------------  -----------------   -----------------  ------------------

                   GROSS PROFIT                   0                   0                  0                   0                   0

General and administrative
   expenses                                     600               1,550              2,800               2,750              14,601
                                 ------------------  ------------------  -----------------   -----------------  ------------------

Other Income
   Gain on Sale of Subsidiary                   800                   0                800                   0                 800
                                 ------------------  ------------------  -----------------   -----------------  ------------------

              NET INCOME (LOSS)  $              200  $           (1,550) $          (2,000)  $          (2,750) $           13,801
                                 ==================  ==================  =================   =================  ==================

Basic and Diluted
   earnings per share
     Net income (loss) per
       weighted average share    $              .00  $             (.00) $            (.00)  $            (.00)
                                 ==================  ==================  =================   =================

Weighted average number
   of common shares used to
   compute net income (loss)
   per weighted average share            13,000,000           1,000,000         13,000,000           1,000,000
                                 ==================  ==================  =================   =================



                       See Notes to Financial Statements.

                        Rocky Point Pharmaceuticals, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                      Nine Months             Nine Months            4/14/1986
                                                                         Ended                   Ended               (Date of
                                                                       March 31,               March 31,        inception) to
                                                                         2003                    2002                3/31/2003
                                                                ----------------------  ----------------------  ------------------
OPERATING ACTIVITIES
   Net income (loss)                                            $               (2,000) $               (2,750) $          (13,801)
   Adjustments to reconcile net income (loss)
     to cash used by operating activities:
       Amortization                                                                  0                       0                  50
       Stock issued for expenses                                                     0                       0              12,000
       Changes in accounts payable                                              (2,500)                   (450)                  0
       Payable - related parties                                              (105,249)                  3,200                (199)
                                                                ----------------------  ----------------------  ------------------

                                              NET CASH USED BY
                                          OPERATING ACTIVITIES                (109,749)                      0                (950)
                                                                ----------------------  ----------------------  ------------------

INVESTING ACTIVITIES
   Organization Costs                                                                0                       0                 (50)
   Sale of subsidiary                                                          109,749                       0                   0
                                                                ----------------------  ----------------------  ------------------

                                          NET CASH PROVIDED BY
                                          INVESTING ACTIVITIES                 109,749                       0                 (50)
                                                                ----------------------  ----------------------  ------------------

Proceeds from sale of common stock                                                   0                       0               2,000
                                                                ----------------------  ----------------------  ------------------

                                 INCREASE (DECREASE) IN CASH &
                                              CASH EQUIVALENTS                       0                       0                   0

Cash and cash equivalents at beginning of period                                     0                       0                   0
                                                                ----------------------  ----------------------  ------------------

                                       CASH & CASH EQUIVALENTS
                                              AT END OF PERIOD  $                    0  $                    0  $                0
                                                                ======================  ======================  ==================


ADDITIONAL INFORMATION
   A payable of $1,000 was settled by issuing 1,000,000 shares of common stock to the note holder. Shares were issued at par on August 27, 2002.


                       See Notes to Financial Statements.

                        Rocky Point Pharmaceuticals, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2003


NOTE 1:    BASIS OF PRESENTATION AND GENERAL INFORMATION
           In the opinion of management, the audited balance sheet of Rocky Point Pharmaceuticals, Inc. (the "Company" or "Rocky Point") at March 31, 2003, and the unaudited statements of operations and unaudited statements of cash flows for the interim periods ended March 31, 2003 include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly these financial statements.

           Certain information and footnotes disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The year-end balance sheet data was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. Operating results for the nine months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003.

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Significant estimates in these financial statements include allowances for uncollectible accounts receivable, inventory valuation and for un-reimbursed product returns, net realizable value of rebates, and the liability for legal claims and associated costs. Actual results could differ from those estimates.

NOTE 2:    DE-CONSOLIDATION OF SUBSIDIARY
           The financial statements as at March 31, 2003 and for the periods then ended differ materially from those presented for previous periods principally because of the sale, on March 31, 2003, of all of the Company's interest in Luong Dae Solutions, Inc., ("Luong Dae") a development-stage company. Previous financial statements of the Company captioned "Consolidated Financial Statements" presented the financial condition of the Company together with that of Luong Dae, then a majority-owned subsidiary of the Company, on a consolidated basis. The disposal of the Company's interest in Luong Dae, which had no material net assets or liabilities, had no direct actual impact on the financial condition resulting from the de-consolidation of Luong Dae.

NOTE 3:    CHANGE IN REPORTING ENTITY
           The statement of operations reflects the acquisition of Rocky Point Pharmaceuticals, Inc. ("Rocky Point") a reporting company under the Securities Act of 1934, by Luong Dae Solutions, Inc.,("Luong Dae") a development-stage company, on June 26, 2002 in a reverse acquisition, consummated by issuing 11,000,000 shares of common stock of Rocky Point to the founders of Luong Dae. Reverse acquisition accounting is appropriate since the shareholders of Luong Dae controlled approximately 92% of the outstanding common stock of Rocky Point immediately after the acquisition, and management of Luong Dae controlled the board of directors and day-to-day management of the Company after the acquisition. The reverse acquisition constitutes a change in reporting entity for accounting purposes. This reverse acquisition is considered to be a capital transaction (i.e. issuance of stock by Rocky Point accompanied by a recapitalization). The historical financial statements reflect the assets and liabilities of Luong Dae at their historical cost. Rocky Point had no assets on the date of the reverse acquisition. Rocky Point had liabilities of $7,550 on the date of the reverse acquisition. These liabilities have been charged to operations in the period ended June 30, 2002 as goodwill with no future value.


NOTE 4:    DEVELOPMENT STAGE COMPANY
           The Company was originally incorporated as Upsilon, Inc. under the laws of the State of Utah on April 14, 1986 and has been in the development stage since incorporation. On December 30, 1993, the Company was dissolved as a Utah corporation and reincorporated in Nevada as Upsilon Industries, Inc. On July 21, 1995, the Company changed its name to TTN Capitol, Inc., on October 15, 1995, the Company changed its name to Wasatch Pharmaceutical, Inc., and on May 31, 2000 the Company changed its name to Rocky Point Pharmaceuticals, Inc. Luong Dae was incorporated on May 7, 2002 in Nevada, and became a subsidiary of the Company on June 26, 2002. Luong Dae was disposed of on March 31, 2003.

                        Rocky Point Pharmaceuticals, Inc.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (continued)
                                 March 31, 2003

NOTE 5:    RELATED PARTY TRANSACTIONS
           The Company neither owns nor leases any real property. Office services are provided, without charge, by an officer. Such costs are immaterial to the financial statements, and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts. At March 31, 2003 the Company owes $801 to a shareholder for expenses paid on behalf of the Company.

NOTE 6:    SOFTWARE
           On August 22, 2002, the Company issued 1,000,000 shares to settle a payable of $1,000 due to a former director of the Company. The shares were issued at par.

NOTE 7:    GOING CONCERN ITEMS
           The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. At March 31, 2003, the Company has an accumulated deficit of $13,801. The Company has no assets and its president is currently paying all the Company's bills, accepting a note for cash payment. The Company has a substantial need for cash. These factors give rise to substantial doubt about the Company's ability to continue as a going concern.

           Management feels that a merger with another company will provide sufficient working capital to allow the Company to continue as a going concern.

NOTE 8:    CHANGE IN COMPANY OFFICERS
           On January 1, 2003, Mark Timothy resigned as Secretary/Treasurer of the Company. Neil Crabtree was subsequently named
           Secretary/Treasurer.

NOTE 9:    SUBSEQUENT EVENTS
           On June 14, 2003, Neil Crabtree resigned as Secretary/Treasurer of the Company. Mark Timothy was subsequently named Secretary/Treasurer.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Company has had no operational history and is not engaged in business of any kind. All risks inherent in new and inexperienced enterprises are inherent in the Company's business. The Company has not made a formal study of the economic potential of any business. At the present, the Company has not identified any assets or business opportunities for acquisition. The only activity for the period ended March 31, 2003 was the incurrence of costs associated with periodic filings of required forms with the SEC and de-consolidation and sale of the Company's subsidiary Luong Dae Solutions, Inc.

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

                                           Rocky Point Pharmaceuticals, Inc.



Dated:  January 26, 2004                    By:/s/ Mark Timothy
      ------------------------------           -----------------
                                           Mark Timothy, President and Director

                                 Certifications

I, Mark Timothy certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Rocky Point Pharmaceuticals, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant particularly during the period in which this quarterly report is being prepared;

         b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations; and

         c. Disclosed in this report any changes in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and registrant's board of directors (or persons performing the equivalent functions):

         a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  January 26, 2004
      --------------------------------------

 /s/  Mark Timothy
Mark Timothy, President,
CEO, CFO, and Director

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Mark Timothy, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, that the Quarterly Report on Form 10QSB of Rocky Point Pharmaceuticals, Inc. for the quarterly period ending March 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10QSB fairly presents in all material respects the financial condition and results of operations of Rocky Point Pharmaceuticals, Inc.


                                       By:

Date: January 26, 2004                /s/ Mark Timothy
     ----------------------           --------------------------
                                      Mark Timothy
                                      Chief Financial Officer