Form 10KSB
period 2003-06-30
ROCKY POINT PHARMACEUTICALS INC
filed 2004-03-01
CIK 853465

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal Year ended:   June 30, 2003
                                    ---------------------

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                     to
                                        -------------------   -----------------

Commission file number    33-55254-09

                        ROCKY POINT PHARMACEUTICALS, INC.

  NEVADA                                            87-0434293
--------------------------------           -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification
incorporation or organization)                               Number.)

9350 South 150 East, Suite 900
         Sandy, UT                                        84070
----------------------------------------         --------------------------
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number, including area code    (801) 617-2040
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

         As of February 23, 2004, there is no aggregate market value of the voting stock held by non-affiliates of the registrant.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                  Class                      Outstanding as of February 23, 2004
------------------------------------         -----------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                 13,069,000 SHARES

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

         On June 26, 2002, the Company acquired Luong Dae Solutions, Inc. as a wholly-owned subsidiary. On March 31, 2003, the Company divested its interest in Luong Dae.

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

         None.

                                     PART II

ITEM 5.           Market for Registrant's Common Equity and Related
                  Stockholders Matters.

         There currently is not a trading market for the Company's $.001 par value common stock nor has there been a trading market for the Company's stock since its inception.

         As of June 30, 2003, there were about 830 record holders of the Company's common stock. The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.

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

         Name              Age     Position
         Mark Timothy      46      Acting President, Secretary/Treasurer
                                   Director

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

ITEM 11.        Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth, as of February 9, 2004, information regarding the beneficial ownership of shares by each person known by the Company to own five percent or more of the outstanding shares, by each of the directors and by the officers and directors as a group.

                                     Name & Address                    Amount of                  Percent
           Title of Class          of beneficial owner           beneficial ownership            of Class
         ------------------    ---------------------------    --------------------------     -----------------
               Common          Tariq Faridi                            4,800.000                        37.00%
                               9350 South 150 East
                               Sandy, Utah 84070


                                     Name & Address                    Amount of                  Percent
           Title of Class          of beneficial owner           beneficial ownership            of Class
         ------------------    ---------------------------    --------------------------     -----------------
               Common          Sam Knapp                               1,000,000                         8.00%
                               9350 South 150 East
                               Sandy, Utah 84070

               Common          Frank Davis                             3,000,000                        23.00%
                               9350 South 150 East
                               Sandy, Utah 84070

               Common          Arden Oliphant                          1,100,000                         8.00%
                               10170 Kalinda Drive
                               Sandy, Utah 84070

               Common          Carrie K Rees                           1,000,000                         8.00%
                               2108 Twisted Oak Avenue
                               North Las Vegas, NV 89032

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

                                     PART IV

ITEM 13.          Exhibits, Financial Statement Schedules, and Reports on
                  Form 8-K.

         Exhibit 10 - Luong Dae Sale Agreement
         Exhibit 99.1 - CEO Certification
         Exhibit 99.2 - CFO Certification

         Financial Statements and Financial Statement Schedules.

         Financial Statements - June 30, 2003

         Reports on Form 8-K

         There were no reports on Form 8-K filed during the fourth quarter ending June 30, 2003.

                                      Smith
                                        &
                                     Company

           A Professional Corporation of Certified Public Accountants

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Rocky Point Pharmaceuticals, Inc. (A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Rocky Point Pharmaceuticals, Inc. (a Nevada development stage corporation) as of June 30, 2003, and the related consolidated statements of operations, changes in stockholders' (deficit), and cash flows for the years ended June 30, 2003 and 2002, and from the period of April 14, 1986 (date of inception) to June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rocky Point Pharmaceuticals, Inc. (a development stage company) as of June 30, 2003, and the results of their operations, changes in stockholders' (deficit), and their cash flows for the years ended June 30, 2003 and 2002, and for the period of April 14, 1986 (date of inception) to June 30, 2003 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the consolidated financial statements, the Company currently has cash flow constraints, an accumulated deficit and has no operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                        /s/ Smith & Company
                                                   CERTIFIED PUBLIC ACCOUNTANTS

Salt Lake City, Utah
February 17, 2004

          10 West 100 South, Suite 700o Salt Lake City, Utah 84101-1554
              Telephone: (801) 575-8297o Facsimile: (801) 575-8306
                        E-mail: smithcocpa@earthlink.net
          Members: American Institute of Certified Public Accountantso
                Utah Association of Certified Public Accountants

                        Rocky Point Pharmaceuticals, Inc.
                          (A Development Stage Company)
                                  BALANCE SHEET




                                                                                     June 30,
                                                                                       2003
                                                                                 -----------------
             ASSETS
CURRENT ASSETS
         Cash in bank                                                            $               0
                                                                                 -----------------

                      TOTAL CURRENT ASSETS                                                       0

OTHER ASSETS
         Software (Note 5)                                                                       0
                                                                                 -----------------

                                                                                 $               0
                                                                                 =================

             LIABILITIES & (DEFICIT)
CURRENT LIABILITIES
         Accounts payable                                                        $             900
         Payable - related parties (Note 4)                                                    801
                                                                                 -----------------

                      TOTAL CURRENT LIABILITIES                                              1,701

STOCKHOLDERS' (DEFICIT)
         Common Stock $.001 par value:
          Authorized - 100,000,000 shares
          Issued and outstanding 13,000,000 shares                                          13,000
         Deficit accumulated during
          the development stage                                                            (14,701)
                                                                                 -----------------

                      TOTAL STOCKHOLDERS' (DEFICIT)                                         (1,701)
                                                                                 -----------------

                                                                                 $               0
                                                                                 =================

See Notes to Financial Statements.

                        Rocky Point Pharmaceuticals, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS




                                                                                                           4/14/1986
                                                                                                           (Date of
                                                                         Year Ended June 30,             inception) to
                                                                  2003                    2002               6/30/03
                                                            -----------------     -----------------     -----------------
Net sales                                                   $               0     $               0     $               0
Cost of sales                                                               0                     0                     0
                                                            -----------------     -----------------     -----------------

                      GROSS PROFIT                                          0                     0                      0


General & administrative expenses                                       3,700                19,550                15,501
                                                            -----------------     -----------------     -----------------

OTHER INCOME
         Gain on sale of subsidiary                                       800                     0                   800
                                                            -----------------     -----------------     -----------------

                          NET LOSS                          $          (2,900)    $         (19,550)    $         (14,701)
                                                            =================     =================     =================


Basic and Diluted earnings per share
Net income (loss) per weighted
         average share                                      $            (.00)    $            (.00)
                                                            =================     =================


Weighted average number of common
         shares used to compute net income
         (loss) per weighted average share                         12,857,534            11,074,074
                                                            =================     =================







See Notes to Financial Statements.

                        Rocky Point Pharmaceuticals, Inc.
                          (A Development Stage Company)
                 STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)



                                                                                                             Deficit
                                                                                                          Accumulated
                                                                         Common Stock                         During
                                                                         Par Value $0.001                 Development
                                                                  Shares                Amount                Stage
                                                            -----------------     -----------------     -----------------
Balances at 4/14/1986 (Date of inception)                                   0     $               0     $               0
         Issuance of common stock (restricted)
           at $.001 per share at 4/14/1986 to
           founders for services                                   11,000,000                11,000
         Acquisition of software from officer                                                                     (99,999)
         Luong Dae transaction                                      1,000,000                 1,000
         Net loss for period                                                                                      (19,550)
                                                            -----------------     -----------------     -----------------
Balances at 6/30/2002                                              12,000,000                12,000              (119,549)
         Issuance of common stock at $.001 per
           share at 8/22/2002 to officer for
           services                                                 1,000,000                 1,000
         Deconsolidation of Luong Dae
           subsidiary                                                                                              11,749
         Return of software to seller                                                                              95,999
         Net loss for period                                                                                       (2,900)
                                                            -----------------     -----------------     -----------------

Balances at 6/30/2003                                              13,000,000     $          13,000     $         (14,701)
                                                            =================     =================     =================




See Notes to Financial Statements.

                        Rocky Point Pharmaceuticals, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS




                                                                                                           4/14/1986
                                                                                                            (Date of
                                                                      Period Ended June 30,               inception) to
                                                                   2003                    2002               6/30/03
                                                            -----------------     -----------------     -----------------
OPERATING ACTIVITIES
         Net income (loss)                                  $          (2,900)    $         (19,550)    $         (14,701)
         Adjustments to reconcile net income
           (loss) to cash used by operating activities:
              Amortization                                                                                             50
              Stock issued for expenses                                     0                12,000                12,000
              Changes in accounts payable                              (1,600)                2,500                   900
              Payable - related parties                              (105,249)                5,050                  (199)
                                                            -----------------     -----------------     -----------------

                    NET CASH USED BY
                OPERATING ACTIVITIES                                 (109,749)                    0                (1,950)
                                                            -----------------     -----------------     -----------------

INVESTING ACTIVITIES
         Organization Costs                                                 0                     0                   (50)
         Sale of subsidiary                                           109,749                     0                     0
                                                            -----------------     -----------------     -----------------

                  NET CASH PROVIDED BY
                  INVESTING ACTIVITIES                                109,749                    0                    (50)
                                                            -----------------     -----------------     -----------------

FINANCING ACTIVITIES
         Proceeds from sale of
           common stock                                                     0                     0                 2,000
                                                            -----------------     -----------------     -----------------

                  NET CASH PROVIDED BY
                  FINANCING ACTIVITIES                                      0                     0                 2,000
                                                            -----------------     -----------------     -----------------

                  INCREASE (DECREASE) IN CASH
                  & CASH EQUIVALENTS                                        0                     0                     0

Cash and cash equivalents at beginning
         of period                                                          0                     0                     0
                                                            -----------------     -----------------     -----------------

                  CASH & CASH EQUIVALENTS
                  AT END OF PERIOD                          $               0     $               0     $               0
                                                            =================     =================     =================


ADDITIONAL INFORMATION
         A payable of $1,000 was settled by issuing 1,000,000 shares of common stock to the note holder. Shares were issued at par on August 27, 2002.




See Notes to Financial Statements.

                        Rocky Point Pharmaceuticals, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003


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

         At March 31, 2003, the Company sold its interest in Loung Dae. Previous financial statements of the Company captioned "Consolidated Financial Statements" presented the financial condition of the Company together with that of Luong Dae, then a majority-owned subsidiary of the Company, on a consolidated basis. The disposal of the Company's interest in Luong Dae, which had no material net assets or liabilities, had no direct actual impact on the financial condition resulting from the de-consolidation of Luong Dae.

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

                        Rocky Point Pharmaceuticals, Inc.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (continued)
                                  June 30, 2003



NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

         At June 30, 2003 a deferred tax asset of about $4,700 has been fully reserved due to the Company's lack of operations to provide income to use the net operating loss carryover of $13,900 which expires as follows:

                 Year Ended               Expires            Amount
               --------------          -------------      -------------
               June 30, 2002           June 30, 2022      $      11,000
               June 30. 2003           June 30, 2023              2,900
                                                          -------------

                                                          $      13,900
                                                          =============

NOTE 3:  DEVELOPMENT STAGE COMPANY
         The Company was originally incorporated as Upsilon, Inc. under the laws of the State of Utah on April 14, 1986 and has been in the development stage since incorporation. On December 30, 1993, the Company was dissolved as a Utah corporation and reincorporated in Nevada as Upsilon Industries, Inc. On July 21, 1995, the Company changed its name to TTN Capitol, Inc., on October 15, 1995, the Company changed its name to Wasatch Pharmaceutical, Inc., and on May 31, 2000 the Company changed its name to Rocky Point Pharmaceuticals, Inc. Luong Dae was incorporated on April 14, 1986 in Nevada, and became a subsidiary of the Company on June 26, 2002. Luong Dae was disposed of on March 31, 2003.

NOTE 4:  RELATED PARTY TRANSACTIONS
         The Company neither owns nor leases any real property. Office services are provided, without charge, by an officer. Such costs are immaterial to the financial statements, and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts. At June 30, 2003 the Company owes $801 to a shareholder for expenses paid on behalf of the Company.

NOTE 5:  SOFTWARE
         The Company purchased a software program from an entity controlled by its Vice President for $100,000. The transaction was recorded at its carrying value of $1. The excess of the consideration payable over the carrying value at the date of the transaction was recorded against accumulated deficit.

         On March 31, 2003, the Company returned the Software to the seller to settle the outstanding payable. Prior to this the Company had been in default on the note. The seller agreed to accept the software as payment in full.

NOTE 6:  GOING CONCERN ITEMS
         The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. At June 30, 2003, the Company has no assets and all its expenses are being paid by its CEO. The Company has a substantial need for working capital.

         Management feels that loans from related parties and issuance of stock will provide sufficient working capital to allow the Company to continue as a going concern.

NOTE 7:  SUBSEQUENT EVENTS
         In July, 2003, the Company issued 39,000 shares of Regulation S stock.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Rocky Point Pharmaceuticals, Inc.



Dated: March 1, 2004                        By: /s/ Mark Timothy
      ------------------------------           -----------------
                                            Mark Timothy, Acting President,
                                            Secretary/Treasurer, and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Dated: March 1, 2004                        By: /s/ Mark Timothy
      ------------------------------           ------------------------------
                                            Mark Timothy, Acting President,
                                            Secretary/Treasurer, and Director

                                                                      EXHIBIT 10





                            STOCK PURCHASE AGREEMENT

                                 by and between

                   FINANCIAL TECHNOLOGY RESEARCH CORPORATION,
                                     Buyer,
                                      and
                       ROCKY POINT PHARMACEUTICALS, INC.
                                     Seller

                              Dated March 31, 2003

                            STOCK PURCHASE AGREEMENT

         THIS STOCK PURCHASE AGREEMENT (the "Agreement") is entered into as of March 31, 2003, by and between FINANCIAL TECHNOLOGY RESEARCH CORPORATION, a Nevada corporation ("Buyer"), and ROCKY POINT PHARMACEUTICALS, INC., a Nevada Corporation ("Seller") (Buyer and Sellers each a "Party" and together "Parties").

                                    RECITALS

         Buyer desires to purchase from Sellers, on the following terms and conditions, the LUONG DAE SOLUTIONS Shares (as defined below) of LUONG DAE SOLUTIONS, INC., a Nevada corporation (the "Company" or "LUONG DAE SOLUTIONS"); and

         Sellers desire to sell to Buyer, on the following terms and conditions, the LUONG DAE SOLUTIONS Shares.

         NOW, THEREFORE, in consideration of the recitals and the mutual covenants, representations, warranties, conditions, and agreement hereinafter expressed, the Parties agree as follows:

                                    ARTICLE I
                                PURCHASE AND SALE

     1.1 The LUONG DAE SOLUTIONS SHARES. Upon the terms and subject to the conditions set forth in this Agreement, at the Closing (as defined below), (I) the Seller shall sell and deliver to Buyer, free and clear of all security interests, claims, and restrictions and Buyer shall purchase and accept from Sellers the shares of LUONG DAE SOLUTIONS common stock reflected on Schedule 1.1 consisting of an aggregate of 11,000,000 (eleven million) shares of LUONG DAE SOLUTIONS common stock now held by Seller. Such aggregate 11,000,000 shares of LUONG DAE SOLUTIONS common stock are referred to herein as the "LUONG DAE SOLUTIONS SHARES."

     1.2 Consideration. The consideration that Buyer shall pay Sellers for the LUONG DAE SOLUTIONS SHARES, the obligations of Sellers under Article VI, and the other rights of Buyer hereunder shall be the assumption by the Buyer of an obligation and liability of the Seller to certain of its principal stockholders in the amount of $4,050 (four thousand and fifty U.S. Dollars).

     1.3 Closing; Cooperation. The Closing shall take place at the office of the Buyer, 29th Floor, 1350 Avenue of the Americas, New York, NY 10019 10:00 a.m. local time on March 31, 2002, or, if the conditions to the Closing are not by then satisfied, upon satisfaction of such conditions, the date on which the Closing actually occurs being referred to herein as the "Closing Date." Each Party shall reasonably cooperate, as to matters under such Party's control, in the satisfaction of conditions to the obligations of the Parties at the Closing; provided, that the foregoing shall not require either Party to waive any condition herein to its obligations at the Closing or to incur any substantial cost not otherwise required hereunder.

     1.4 Deliveries of Sellers at Closing. Subject to the conditions to Sellers' obligations in Article V, at the Closing, Sellers shall deliver to Buyer a certificate or certificates evidencing the LUONG DAE SOLUTIONS SHARES, duly endorsed or accompanied by a duly executed stock power, plus the documents identified in Article IV, duly executed by Sellers.

     1.5 Deliveries of Buyer at Closing. Subject to the conditions to Buyer's obligations in Article IV, at the Closing, Buyer shall deliver to Sellers a certificate or certificates evidencing its assumption of the liability set forth in ss.1.2 above.

                                   ARTICLE II
                    REPRESENTATIONS AND WARRANTIES OF SELLER

         The Seller hereby makes the following representations and warranties to Buyer, each of which is true and correct on the date hereof and each of which shall survive the Closing:

     2.1 Power and Authority. The Seller has the power and capacity to execute and deliver this Agreement, to perform the obligations hereunder, and to consummate the transactions contemplated hereby.

     2.2 Stock Ownership. The Seller represents that it the sole holder of record and beneficial owner of the LUONG DAE SOLUTIONS SHARES as provided on
Schedule  1.1.  N. Seller  owns the LUONG DAE  SOLUTIONS  SHARES as set forth on
Schedule 1.1, free and clear of all security interests, claims, restrictions and voting agreements of any kind. The Seller will transfer good and marketable title to the LUONG DAE SOLUTIONS SHARES which it owns, at the Closing, free and clear of all liens, security interests, claims, restrictions and voting agreements.

     2.3 Enforceability. This Agreement has been duly executed and delivered by each Seller and constitutes a legal, valid and binding obligation of each Seller, enforceable against each Seller in accordance with its terms.

     2.4 No Violation. The execution and delivery of this Agreement by Sellers, the performance by Sellers of the obligations hereunder and the consummation by Sellers of the transactions contemplated by this Agreement will not (i) contravene any provision of the articles of incorporation or bylaws of the Company, (ii) violate or conflict with any law, statute, ordinance, rule, regulation, decree, writ, injunction, judgment or order of any governmental authority or of any arbitration award which is either applicable to, binding upon or enforceable against the Company or either Seller, (iii) conflict with, result in any breach of, or constitute a default (or an event which would, with the passage of time or the giving of notice or both, constitute a default) under, or give rise to a right to terminate, amend, modify, abandon or accelerate, any contract which is applicable to, binding upon or enforceable against the Company or either Seller, (iv) result in or require the creation or imposition of any lien upon or with respect to any of the property or assets of the Company, or (v) require the consent, approval, authorization or permit of, or filing with or notification to, any governmental authority, any court or tribunal or any other person, except any applicable filings required under the Hart-Scott-Rodino Act, and any filings with the Securities and Exchange Commission (the "SEC") and other filings required to be made by Buyer.

     2.5 Irrevocable Proxy. Simultaneous with the execution hereof, each of the Seller has granted an irrevocable proxy to Buyer to exercise all voting rights which it may have in respect of any of its common stock or other securities of the Company, including the LUONG DAE SOLUTIONS SHARES, effective from the date hereof and continuing until the Closing (or until termination of this Agreement in accordance with its terms).

     2.6  Resignation  of  Directorship  and  Offices.   Seller's  Officers  and
Directors have resigned from all offices, directorships and other positions with LUONG DAE SOLUTIONS.

     2.7 Corporate Existence and Qualification. The Company is a corporation duly incorporated, validly existing, and in good standing under the laws of the State of Nevada; it is duly qualified and in good standing in each foreign jurisdiction where its failure to so qualify would materially adversely effect such entity. The Company has the corporate power and authority to own and use its properties and to transact the business in which it is engaged.

                                   ARTICLE IIA
                    REPRESENTATIONS AND WARRANTIES OF SELLER

         Seller hereby makes the following warranties and representations to Buyer, each of which is true and correct on the date hereof and each of which shall survive the Closing.

     2A.1 Capitalization. The authorized capital stock of the Company consists of 75,000,000 shares of common stock, par value $ 0.001 per share. As of the date hereof, 12,337,739 shares are issued or outstanding, all of which have been duly authorized and validly issued and are fully paid and non-assessable. Except as set forth on Schedule 2A.1, there are no contracts relating to the issuance, sale or transfer of any equity security of the Company. Accordingly, the LUONG DAE SOLUTIONS SHARES constitute approximately 89% (eighty-nine per cent) of the issued and oiutstanding common stock of the Company.

     2A.2 Subsidiaries. All of the outstanding equity securities of each Subsidiary have been duly authorized and validly issued, and are fully paid and non-assessable. There are no contracts relating to the issuance, sale or transfer of any equity security of any Subsidiary. Neither the Company nor any Subsidiary owns or has any contract to acquire any securities or ownership interest in any other business.

     2A.3 Property and Permits. Except as set forth on Schedule 2A.3 or in the financial statements (or notes thereto)referenced in Section 2A.4, the Company is the sole owner of all right, title, and interest in and to all assets reflected on the current balance sheet, free and clear of all mortgages, security interests, claims, restrictions and other encumbrances, and there exists no restriction on the use or transfer of such assets or property. No such assets or property are in the possession of others and the Company holds no property on consignment. All tangible such assets and property are in good condition and repair and fit for their intended purpose, and are not in violation of applicable zoning or other Law. The Company holds all permits, licenses and other approvals necessary to conduct the business in which it is engaged.

     2A.4 Financial Statements. The consolidated balance sheets and the related consolidated statements of income, changes in stockholders' equity and cash flows contained in the Annual Report and in all other documents filed with the SEC since June 30, 2002, presented fairly in all material respects the consolidated financial position of the Company, and the results of the consolidated operations and changes in stockholders' equity and consolidated financial position of the Company and the Subsidiaries for the respective fiscal periods or as of the respective dates therein set forth; each of such statements (including the related notes where applicable) has been prepared in accordance with generally accepted accounting principles consistently applied during the periods involved ("GAAP"). The books and records of the Company and the Subsidiaries have been, and are being, maintained in all material respects in accordance with the GAAP and any other applicable legal and accounting requirements and reflect only actual transactions.

     2A.5 Changes Since December 31, 2002. Since December 31, 2002, the Company has not (i) issued any capital stock or other securities, with the exception of options to purchase common stock issued to employees and/or agents of the Company; (ii) made any distribution of or with respect to its capital stock or other securities or purchased or redeemed any of its securities; (iii) paid any bonus to or increased the rate of compensation of any of its officers or salaried employees or, with the exception of amendments set forth on Schedule 2A.5, amended any other terms of employment of such persons; (iv) sold, leased or transferred any of its properties or assets other than in the ordinary course of business consistent with past practice; (v) made or obligated itself to make capital expenditures out of ordinary course of business consistent with past practice; (vi) made any payment in respect of its liabilities other than in the ordinary course of business consistent with past practice; (vii) entered into any other transaction or been subject to any event which has or may have a material adverse effect on the Company; or (viii) agreed to do or authorized any of the foregoing.

     2A.6 Compliance with Disclosure Requirements. Except as otherwise disclosed in the Company's Annual Report, the Company has timely filed all material reports, registrations and statements, together with any amendments required to be made with respect thereto, that it was required to file since December 31, 2002 to or with any governmental agency, including without limitation the SEC. No document filed with the SEC since December 31, 2002 contains any untrue statement of material fact, or omits to state a material fact necessary to make the statements therein, in the light of the circumstances in which they were made, not misleading.

     2A.7 Insurance. The Company does not maintain any insurance coverage. All policies of insurance to which the Company or any Subsidiary is a party: (a) are validly issued, outstanding and enforceable; (b) are issued by an insurer that is financially sound and reputable; (c)taken together, provide adequate insurance coverage for the assets and the operations of the Company; and (d) will continue in full force and effect following the Closing. The Company has given notice to the insurer of all claims that may be insured thereby.

     2A.8 No Undisclosed Liabilities. To the best of Seller's knowledge, the Company does not have any material liabilities or obligations whatsoever, known or unknown, accrued, absolute, contingent, or other, except (a) as disclosed in the Annual Report, or (b) to the extent they arise in the ordinary course of the business of the Company and would not have been required to be set forth therein had they existed on June 30, 2002: (i) Taxes incurred since June 30, 2002 and
(ii) performance and payment obligations (but not liabilities for breach or violation) lawfully incurred under arm's-length contracts for goods or services.

     2A.9 Taxes. To the best of Seller's knowledge:

          (a) The Company timely has filed or caused to be filed with the appropriate Government entity all tax returns and reports required to be filed by or on behalf of the Company, including estimated tax and informational returns ("Tax Returns") and no Tax Returns have been amended. All Tax Returns are true, correct, and complete.

          (b) Except as noted on Schedule 2A.9, all Taxes (whether or not reflected in Tax Returns as filed) payable by the Company with respect to all periods reflected on Tax Returns have been fully paid, and there are no grounds for the assertion or assessment of any additional Taxes against the Company or its assets with respect to such periods. All unpaid Taxes are properly accrued on the books of the Company and will be so accrued on the Company's balance sheet as of the Closing Date in an amount sufficient to pay them in full when due.

          (c) The Company has complied with all Law relating to the withholding of Taxes and the payment thereof (including, without limitation, withholding of Taxes under Section 1441 and 1442 of the Code, or similar provision under foreign laws), and has timely and properly withheld from employee wages and paid over to the proper Government all amounts required to withhold and be paid over under applicable Law.

          (d) As used in this Agreement, "Taxes" means all taxes, charges, fees, levies, or other like assessments, including without limitation income, gross receipts, ad valorem, value added, premium, excise, real property, personal property, windfall profit, sales, use, transfer, license, withholding, employment, payroll, and franchise taxes imposed by: the United States or any other nation, state, or bilateral or multilateral governmental authority, any local governmental unit or subdivision thereof, or any branch, agency, or judicial body thereof ("Government"); and shall include any interest, fines, penalties, assessments, or additions to tax resulting from, attributable to, or incurred in connection with any such Taxes or any contest or dispute thereof.

     2A.10 No Breach of Law or Governing Document. To the best of Seller's knowledge, the Company is not and has not been in default under or in breach or violation of any applicable statute, law, treaty, convention, ordinance, decree, order, injunction, rule, directive, or regulation of any Government ("Law") or the provisions of any Government permit, franchise, or license, or any provision of its certificate of incorporation or its bylaws. The Company has not received any notice alleging such default, breach or violation. Neither the execution of this Agreement nor the Closing do or will constitute or result in any such default, breach or violation.

     2A.11 Litigation. Except as disclosed in the Annual Report, there is no action, suit, or other legal or administrative proceeding or governmental investigation pending, or threatened against, by or affecting the Company or either Seller, or any of their properties or assets which alone or in the aggregate would have a material adverse effect upon the Company, or which questions the validity or enforceability of this Agreement or the transactions contemplated hereby, and there is no basis for any of the foregoing. There are no outstanding orders, injunctions, decrees or stipulations issued by any governmental authority in any proceeding to which the Company are or were parties which have not been complied with in full or which continue to impose any material obligations on the Company.

     2A.12 Intellectual Property. Except as disclosed in the Annual Report to the best of Seller's knowledge:

          (a) The Company does not presently own or license any intellectual property. Hoswever, the Company is the sole and exclusive owner of each patent, trademark, trade name, service mark, and copyrighted work, and registrations thereof and applications therefor, trade secret, software program, invention, proprietary process, and item of proprietary know-how and other intellectual property, and all licenses, sub-licenses, and agreements in respect thereof, used or licensed by or to the Company, to which the Company is a party, or which are otherwise included in the property of the Company (the "Intellectual Property") and all such items are valid and subsisting;

          (b) The Company is the exclusive owner of all internally developed prospect lists, customer lists, projections, analyses, and market studies, free and clear of all restrictions whatsoever, and has the unrestricted right to use any other such materials used by the Company but not internally developed;

          (c) The ownership, use, licensing, purchase, or sale by or to the Company of any of the Intellectual Property or of the other technology used in the business of the Company does not conflict with, contravene, infringe upon, interfere with, or violate any patent, trademark, copyright or other intellectual property right of any third person or require the acquiescence, agreement or consent of any third person; and

          (d) The Intellectual Property and the other technology used in the business of the Company are not subject to a challenge or claim of infringement, interference or unfair competition or other claim and, to the knowledge of Sellers or the Company, the Intellectual Property is not being infringed upon or violated by any third person.

     2A.13 Officers and Directors. Set forth on Schedule 2.20 is a list of: (a) all current directors of the Company, and (b) all current officers (with office held) of the Company.

     2A.14 Governmental Approvals and Filings. Neither Seller nor the Company is required to obtain any approval, consent, or authorization of, or to make any declaration or filing with, any Government for the valid execution and delivery of this Agreement or any other agreement to be delivered hereunder, the purchase and sale of the LUONG DAE SOLUTIONS SHARES, or the performance or consummation of the respective transactions contemplated hereby or thereby, except any applicable filings required under the Hart-Scott-Rodino Act, and any filings with the SEC and other filings required to be made by Seller.

     2A.15  Disclosure.  Each  Schedule  and each  document  attached as or on a
Schedule is true, correct, and complete. No representation or warranty by Sellers in this Agreement or any Schedule referred to herein or in any agreement to be delivered hereunder, and no written statement, certificate, or other writing furnished to Buyer by or on behalf of Sellers pursuant hereto or thereto contains or will contain as of the Closing Date any untrue statement of a material fact or any omission of a material fact necessary to make the respective statements contained herein or therein, in light of the circumstances under which the statements were made, not misleading.

     2A.16 No Commissions. Neither Seller has incurred any obligation for any finder's or broker's or agent's fees or commissions or similar compensation in connection with the transactions contemplated hereby.

     2A.17 Restrictive Documents. Neither Seller is subject to any charter, by-law, mortgage, lien, lease, agreement, instrument, order, law, rule, regulation, judgment or decree or any other restriction which would prevent consummation of the transactions contemplated by this Agreement.

                                   ARTICLE III
                     REPRESENTATIONS AND WARRANTIES OF BUYER

         Buyer hereby makes the following representations and warranties to Sellers, each of which is true and correct on the date hereof and each of which shall survive the Closing:

     3.1 Corporate Status. Buyer is a corporation, duly organized, validly existing and in good standing under the laws of Nevada; it is duly qualified and in good standing in each foreign jurisdiction where its failure to so qualify would materially adversely affect such entity. The Buyer has the corporate power and authority to own and use its properties and to transact the business in which it is engaged.

     3.2 Corporate Power and Authority. Buyer has all requisite power and authority to execute and deliver this Agreement, to perform its obligations hereunder, and to consummate the transactions contemplated hereby. Buyer has taken all action necessary to authorize its execution and delivery of this Agreement, the performance of its respective obligations hereunder and the consummation of the transactions contemplated hereunder.

     3.3 Enforceability.  This Agreement has been duly executed and delivered by
Buyer  and  constitutes  a  legal,   valid  and  binding  obligation  of  Buyer,
enforceable against Buyer in accordance with its terms.

     3.4 No Violation. The execution and delivery of this Agreement by Buyer, the performance by Buyers of the obligations hereunder and the consummation by Buyers of the transactions contemplated by this Agreement will not (i) contravene any provision of the articles of incorporation or bylaws of Buyer,
(ii) violate or conflict with any law, statute, ordinance, rule, regulation, decree, writ, injunction, judgment or order of any governmental authority or of any arbitration award which is either applicable to, binding upon or enforceable against Buyer, (iii) conflict with, result in any breach of, or constitute a default (or an event which would, with the passage of time or the giving of notice or both, constitute a default) under, or give rise to a right to terminate, amend, modify, abandon or accelerate, any contract which is applicable to, binding upon or enforceable against Buyer, (iv) result in or require the creation or imposition of any lien upon or with respect to any of the property or assets of Buyer, or (v) require the consent, approval, authorization or permit of, or filing with or notification to, any governmental authority, any court or tribunal or any other person, except any applicable filings required under the Hart-Scott-Rodino Act, and any filings with the SEC and other filings required to be made by Buyer.

     3.5 Investment Representation. Buyer is acquiring the Shares for its own account, for investment and without any view to resale or distribution of the Shares or any portion thereof.

     3.6 Brokers, Finders. Buyer has not incurred any obligation for any finder's or broker's or agent's fees or commissions or similar compensation in connection with the transactions contemplated hereby.

     3.7 Restrictive Documents. Buyer is not subject to any charter, by-law, mortgage, lien, lease, agreement, instrument, order, law, rule, regulation, judgment or decree or any other restriction which would prevent consummation of the transactions contemplated by this Agreement.

                                   ARTICLE IV
                        CONDITIONS TO BUYER'S OBLIGATIONS

         The obligations of Buyer at the Closing shall be subject to the satisfaction at or prior to the Closing of each of the following conditions (unless waived in writing by Buyer):

     4.1 Accuracy of Representations and Warranties. Sellers' representations and warranties set forth in Article II shall have been true and correct in all material respects when made and shall be true and correct in all material respects on the Closing Date as though such representations and warranties were made at and as of such date and time. Seller's representations and warranties as set forth in Article IIA shall have been true and correct in all material respects when made.

     4.2 Performance of Agreement. Sellers shall have fully performed and complied with all covenants, conditions, and other obligations under this Agreement to be performed or complied with by them at or prior to the Closing.

     4.3 Certificate. Sellers shall have delivered to Buyer at the Closing a certificate of Sellers, dated the Closing Date, to the effect that the conditions set forth in Sections 4.1 and 4.2 have been satisfied. Such certificate shall be deemed an additional representation and warranty of Sellers hereunder.

                                    ARTICLE V
                       CONDITIONS TO SELLERS' OBLIGATIONS

         The obligations of Seller at the Closing shall be subject to the satisfaction at the Closing of the following conditions unless waived in writing by Seller):

     5.1 Accuracy of Representations and Warranties. Buyer's representations and warranties set forth in Article III shall have been true and correct in all material respects when made, and shall be true and correct in all material respects on the Closing Date as though such representations and warranties were made at and as of such date and time.

     5.2 Performance of Agreement. Buyer shall have fully performed and complied with all covenants, conditions, and other obligations under this Agreement to be performed or complied with by it at or prior to the Closing.

                                   ARTICLE VI
                             COVENANT NOT TO COMPETE

         In consideration of the sale of the LUONG DAE SOLUTIONS Shares and the consummation of the transactions contemplated hereby, Sellers shall not, individually or collectively, for two years following the Closing Date, operate or have significant financial interest in any business that competes, directly or indirectly, with the business of the Company, except for passive investments (less than 2% of outstanding shares) in publicly-held entities.

                                   ARTICLE VII
                       ADDITIONAL COVENANTS OF THE PARTIES

     7.1 Conduct of Business Before Closing. In the event Buyer and or designee of Buyer shall be appointed directors of the Company, prior to Closing, then until Closing Buyer shall (a) cause the Company to operate in the ordinary course of business and (b) not take or permit the Company to take any action which would require a change or addition to or deletion from the disclosures of Sellers pursuant to Article II and IIA hereof, without the prior written consent of Sellers.

     7.2 Public Disclosure. Neither Party to this Agreement shall make any public disclosure of the terms hereof or the transactions contemplated hereby without the prior written consent of the other Party, except as required by law. If the Closing does not occur, Buyer, and if the Closing does occur, Sellers shall not disclose to any third person any confidential information relating to the Company without the prior written consent of the other Party.

     7.3 Further Assurances. From and after the Closing, the Parties shall do such acts and execute such documents and instruments as may be reasonably required to make effective the transactions contemplated hereby.

     7.4 Effect of Termination.

          (a) The Parties agree that, subject to Section 7.7(b) and 7.7(c) hereof, the sole remedy available to a party terminating this Agreement pursuant to Section 7.6 hereof shall be limited to such party's right not to effect the transactions contemplated hereby; provided, however, that notwithstanding the foregoing (i) Section 7.4, this Section 7.7, Section
     9.6 and Section 9.8 shall  survive any  termination  of this  Agreement and
     (ii) no Party shall be relieved or released as a result of such termination from any liabilities or damages arising out of its willful breach of any provision of this Agreement.

          (b) Upon termination of this Agreement for any reason, Buyer shall cause any designee, elected or appointed to the Company's Board of Directors, to resign.


                                  ARTICLE VIII
                                 INDEMNIFICATION

     8.1 Indemnification of Buyer. Seller shall hold Buyer, and the shareholders, directors, officers, successors, assigns, and agents of Buyer (the "Buyer Indemnified Persons"), harmless and indemnify each of them from and against, and waives any claim for contribution or indemnity with respect to, any and all claims, losses, damages, liabilities, expenses or costs ("Losses"), plus reasonable attorneys' fees and expenses incurred in connection with Losses and/or enforcement of this Agreement, plus interest from the date incurred through the date of payment at two (2) percent above the prime lending rate of Citibank, NA from time to time prevailing (in all, "Indemnified Losses") incurred or to be incurred by any of them to the extent resulting from or arising out of any breach or violation of Sellers' representations, warranties, covenants, or agreements contained in this Agreement, including provisions of this Article VIII. Such indemnification shall be joint and several with respect to Seller's representations and warranties and shall be individual to Seller with regard to its separate representations and warranties.

     8.2 Indemnification of Sellers. Buyer shall hold Sellers, their permitted assigns and agents (the "Seller Indemnified Persons") harmless and indemnify each of them from and against, and waives any claim for contribution or indemnity with respect to, any and all Indemnified Losses incurred or to be incurred by any of them, to the extent resulting from or arising out of any breach or violation of Buyer's representations, warranties, covenants and agreements contained in this Agreement, including the provisions of this Article VIII.

     8.3 Survival. The respective representations and warranties made by the Parties in Articles II, IIA and III and certificates under Sections 4.3 and 5.3 shall survive the Closing Date but the right to bring a claim for indemnification under this Article VIII shall expire on the second anniversary of the Closing Date unless a claim with respect thereto shall have been made pursuant to Section 8.1 or 8.2 prior to such date against the Party responsible for indemnification hereunder (the "Indemnifying Party"); provided, that the foregoing shall not apply to representations and warranties under Sections 2.1 or 2.2 or a certificate relating thereto, or to any intentional breach or violation of any provision of this Agreement, which shall survive without limitation hereunder.

     8.4 Notice of Claim. In the event that Buyer seeks indemnification on behalf of a Buyer Indemnified Person, or Sellers seek indemnification on behalf of a Seller Indemnified Person, such Party seeking indemnification (the "Indemnified Party") shall give written notice to the Indemnifying Party specifying the facts constituting the basis for such claim and the amount, to the extent known, of the claim asserted. The Indemnifying Party shall pay the amount of any valid claim not more than ten days after the Indemnified Party provides notice to the Indemnifying Party of such amount.

     8.5 Right to Contest Claims of Third Persons. If an Indemnified Party is entitled to indemnification hereunder because of a claim asserted by any claimant (other than an indemnified person hereunder) ("Third Person"), the Indemnified Party shall give the Indemnifying Party reasonably prompt notice thereof after such assertion is actually known to the Indemnified Party; provided, however, that the right of a person to be indemnified hereunder in respect of claims made by a Third Person shall not be adversely affected by a failure to give such notice unless, and then only to the extent that, an Indemnifying Party is prejudiced thereby. The Indemnifying Party shall have the right, upon written notice to the Indemnified Party, and using counsel reasonably satisfactory to the Indemnified Party, to investigate, secure, contest, or settle the claim alleged by such Third Person (a "Third-Person Claim"), provided that the Indemnifying Party has unconditionally acknowledged to the Indemnified Party in writing his or its obligation to indemnify the persons to be indemnified hereunder with respect to such Third-Person Claim; the Indemnified Party may thereafter participate in (but not control) the defense of any such Third-Person Claim with its own counsel at its own expense, unless separate representation is necessary to avoid a conflict of interest, in which case such representation shall be at the expense of the Indemnifying Party. Unless and until the Indemnifying Party so acknowledges his or its obligation to indemnify, the Indemnified Party shall have the right, at its option, to assume and control defense of the matter and to look to the Indemnifying Party for the full amount of the costs of defense. The failure of the Indemnifying Party to respond in writing to the aforesaid notice of the Indemnified Party with respect to such Third-Person Claim within twenty (20) days after receipt thereof shall be deemed an election not to defend the same. If the Indemnifying Party does not so acknowledge his or its obligation to indemnity and assume the defense of any such Third-Person Claim, (a) the Indemnified Party may defend against such claim, in such manner as it may deem appropriate, including, but not limited to, settling such claim, after giving notice of the same to the Indemnifying Party, on such terms as the Indemnified Party may deem appropriate, and (b) the Indemnifying Party may participate in (but not control) the defense of such action, with its own counsel at its own expense. If the Indemnifying Party thereafter seeks to question the manner in which the Indemnified Party defended such Third-Person Claim or the amount or nature of any such settlement, the Indemnifying Party shall have the burden to prove by clear and convincing evidence that conduct of the Indemnified Party in the defense and/or settlement of such Third- Person Claim constituted gross negligence or willful misconduct. The Parties shall make available to each other all relevant information in their possession relating to any such Third-Person Claim and shall cooperate in the defense thereof.

                                   ARTICLE IX
                            MISCELLANEOUS PROVISIONS

     9.1 Notices. All notices, requests, demands, and other communications required or permitted under this Agreement shall be in writing and shall be deemed to have been duly given and made upon being delivered either by courier or fax delivery to the Party for whom it is intended, provided that a copy thereof is deposited, postage prepaid, certified or registered mail, return receipt requested, in the United States mail, bearing the address shown in this
Section 9.1 for, or such other address as may be designated in writing hereafter by, such Party:

                  If to Buyer:

                  Neal R. Bruckman
                  Chairman and Chief Executive Officer
                  FINANCIAL TECHNOLOGY RESEARCH CORPORATION
                  1350 Avenue of the Americas - 29 Floor
                  New York, NY 10019
                  Telephone:  (212) 482-0000
                  Fax:  (212) 581-8958

                  If to Seller:

                  Mr. Mark Timothy
                  President & CEO
                  ROCKY POINT PHARMACEUTICALS, INC.
                  9350 South 150 East - Suite 900
                  Sandy, UT 84047
                  Telephone: (801) 617-2040
                  Fax: (801) 617-2041

     9.2 Entire Agreement. This Agreement and the Schedules and Exhibits hereto embody the entire agreement and understanding of the parties hereto with respect to the subject matter hereof, and supersede all prior and contemporaneous agreements and understandings relative to such subject matter.

     9.3 Assignment; Binding Agreement. This Agreement and various rights and obligations arising hereunder shall inure to the benefit of and be binding upon Buyer, its successors, and permitted assigns and Sellers, their legal representatives, successors, and permitted assigns. Neither this Agreement nor any of the rights, interests, or obligations hereunder shall be transferred, delegated, or assigned (by operation of law or otherwise) by either of the Parties hereto without the prior written consent of the other Party, except that Buyer shall have the right to transfer and assign its rights hereunder to purchase the Shares and any other rights or benefits afforded to it by this Agreement to any entity which at the time of such transfer and assignment is controlled by Buyer.

     9.4 Counterparts. This Agreement may be executed simultaneously in multiple counterparts, each of which shall be deemed an original, but all of which taken together shall constitute one and the same instrument.

     9.5 Headings; Interpretation. The article and section headings contained in this Agreement are inserted for convenience only and shall not affect in any way the meaning or interpretation of the Agreement. Each reference in this Agreement to an Article, Section, Schedule or Exhibit, unless otherwise indicated, shall mean an Article or a Section of this Agreement or a Schedule or Exhibit attached to this Agreement, respectively. References herein to "days", unless otherwise indicated, are to consecutive calendar days. All Parties have participated substantially in the negotiation and drafting of this Agreement and agree that no ambiguity herein should be construed against the draftsman.

     9.6 Expenses. Sellers (and not the Company) shall pay all costs and expenses incurred on behalf of themselves or the Company in connection with the negotiation, preparation and execution of this Agreement and the consummation of the transactions contemplated hereby, including, without limitation, fees and expenses of attorneys, investment bankers and accountants.

     9.7 Remedies Cumulative. All rights and remedies of the Parties under this Agreement are cumulative and without prejudice to any other rights or remedies under Law.

     9.8 Governing Law. This Agreement shall in all respects be construed in accordance with and governed by the substantive laws of the State of Nevada, without reference to its conflict of law rules.

                  WITNESS WHEREOF, each of the Parties hereto has caused this Agreement to be executed as of the date and year above first above written.

                  BUYER:
                  FINANCIAL TECHNOLOGY RESEARCH CORPORATION

                  By:      /s/ Neal R. Bruckman
                           -----------------------------------
                  Name:   Neal R. Bruckman
                  Title:  Chairman and CEO

                  SELLER:
                  ROCKY POINT PHARMACEUTICALS, INC.

                  By:      /s/ Mark Timothy
                  Mark Timothy, CEO & President

                                 Certifications

I, Mark Timothy certify that:

     1. I have reviewed this annual report on Form 10-KSB of Rocky Point Pharmaceuticals, Inc.;

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


Date: March 1, 2004
      --------------------------------------

 /s/ Mark Timothy
Mark Timothy, President,
CEO, CFO, and Director

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Mark Timothy, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10QSB of Rocky Point Pharmaceuticals, Inc. for the year ending June 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Annual Report on Form 10KSB fairly presents in all material respects the financial condition and results of operations of Rocky Point Pharmaceuticals, Inc.


                                               By:/s/ Mark Timothy

Date: March 1, 2004
     ----------------------

                                               Mark Timothy
                                               Chief Financial Officer