Form 10QSB
period 2003-09-30
ROCKY POINT PHARMACEUTICALS INC
filed 2004-03-16
CIK 853465

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

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

             Class                          Outstanding as of September 30, 2002
-------------------------------------       ------------------------------------
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

                Rocky Point Pharmaceuticals, Inc. and Subsidiary
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                                                                September 30,                June 30,
                                                                                    2002                       2002
                                                                                 (Unaudited)                 (Audited)
                                                                           ----------------------    ---------------------
ASSETS
   CURRENT ASSETS
     Cash in bank                                                          $                1,199    $                   0
                                                                           ----------------------    ---------------------

                                                   TOTAL CURRENT ASSETS                     1,199                        0

OTHER ASSETS
   Software (Note 4)                                                                            1                        1
                                                                           ----------------------    ---------------------

                                                                           $                1,200    $                   1
                                                                           ======================    =====================

LIABILITIES & (DEFICIT)
   CURRENT LIABILITIES
     Accounts payable                                                      $                  850    $               2,500
     Payable - related parties (Note 3)                                                   100,250                  105,050
                                                                           ----------------------    ---------------------

                                              TOTAL CURRENT LIABILITIES                   101,100                  107,550

   STOCKHOLDERS' (DEFICIT)
     Common Stock $.001 par value:
       Authorized - 100,000,000 shares
       Issued and outstanding 13,384,960 shares                                            13,385                   12,000
     Paid-in capital in excess of par                                                       7,314                        0
     Deficit accumulated during the
       development stage                                                                 (120,599)                (119,549)
                                                                           ----------------------    ---------------------

                                          TOTAL STOCKHOLDERS' (DEFICIT)                   (99,900)                (107,549)
                                                                           ----------------------    ---------------------

                                                                           $                1,200    $                   1
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

           At June 30, 2002 a deferred tax asset of about $3,700 has been fully reserved due to the Company's lack of operations to provide income to use the net operating loss carryover of $11,000 which expires as follows:

                  Year Ended                    Expires               Amount
            ----------------------      ----------------------     -------------
                 June 30, 2002               June 30, 2022         $      11,000
                                                                   -------------

                                                                   $      11,000

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

                                            Rocky Point Pharmaceuticals, Inc.



Dated: March 15, 2004         By:  /s/ Mark Timothy
      ----------------           --------------------------------
                              Mark Timothy, President,
                              Secretary/Treasurer, and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Dated:  March 15, 2004         By:  /s/ Mark Timothy
       ----------------           --------------------------------
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

Dated: March 15, 2004
       -------------------------------------

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

Dated: March 15, 2004
       ----------------------------------------------