Form 10QSB
period 2003-12-31
ROCKY POINT PHARMACEUTICALS INC
filed 2004-03-16
CIK 853465

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    December 31, 2003

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission File No.     33-55254-09

                        Rocky Point Pharmaceuticals, Inc.
        (Exact name of Small Business Issuer as specified in its charter)

         NEVADA                                      87-0434293
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)       Identification Number)

9350 South 150 East, Suite 900
         Sandy, Utah                           84070
(Address of principal executive offices)    (Zip Code)

Issuer's telephone number, including area code      (801) 617-2040

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

             Class                       Outstanding as of December 31, 2003
$.001 PAR VALUE CLASS A COMMON STOCK              13,069,000 SHARES

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BASIS OF REPRESENTATION

General

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' (deficit) in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended December 31, 2003, are not necessarily indicative of the results that can be expected for the year ending June 30, 2004.

                        Rocky Point Pharmaceuticals, Inc.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                       December 31,                 June 30,
                                                                           2003                       2003
                                                                        (Unaudited)                 (Audited)
                                                                  ----------------------     --------------------
ASSETS
   CURRENT ASSETS
     Cash in bank                                                 $                    0     $                  0
     Accounts receivable                                                              69                        0
                                                                  ----------------------     --------------------
     Prepaid expenses                                                              2,000                        0

                                          TOTAL CURRENT ASSETS    $                2,069     $                  0

LIABILITIES & (DEFICIT)
   CURRENT LIABILITIES
     Accounts payable                                             $                    0     $                900
     Payable - related parties (Note 4)                                            3,701                      801
                                                                  ----------------------     --------------------

                                     TOTAL CURRENT LIABILITIES                     3,701                    1,701

   STOCKHOLDERS' EQUITY (DEFICIT)
     Common Stock $.001 par value:
       Authorized - 100,000,000 shares
       Issued and outstanding 13,069,000 and
         13,000,000 shares, respectively (Note 5)                                 13,069                   13,000
     Deficit accumulated during the
       development stage                                                         (14,701)                 (14,701)
                                                                  ----------------------     --------------------

                                          TOTAL STOCKHOLDERS'
                                              EQUITY (DEFICIT)                    (1,632)                  (1,701)
                                                                  ----------------------     --------------------

                                                                  $                2,069     $                  0
                                                                  ======================     ====================


                                        See Notes to Financial Statements.

                        Rocky Point Pharmaceuticals, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                                                      4/14/1986
                                                   Three Months Ended                  Six Months Ended               (Date of
                                                      December 31,                       December 31,               inception) to
                                                 2003              2002             2003              2002           12/31/2003
                                            --------------    -------------     -------------    -------------     ---------------
Net sales                                   $            0    $           0     $           0    $           0     $             0
Cost of sales                                            0                0                 0                0                   0
                                            --------------    -------------     -------------    -------------     ---------------

                              GROSS PROFIT               0                0                 0                0                   0

General and administrative expenses                      0            1,150                 0            2,200              15,501
                                            --------------    -------------     -------------    -------------     ---------------
                                                         0            1,150                 0            2,200              15,501

OTHER INCOME
   Gain on sale of subsidiary                            0                0                 0                0                 800
                                            --------------    -------------     -------------    -------------     ---------------

                                  NET LOSS  $            0    $      (1,150)    $           0    $      (2,200)    $       (14,701)
                                            ==============    =============     =============    =============     ===============

Basic and Diluted Earnings per Share
   Net (loss) per weighted average share    $          .00    $        (.00)    $         .00    $        (.00)
                                            ==============    =============     =============    =============

Weighted average number of common
   shares used to compute net income (loss)
   per weighted average share                   13,069,000       14,122,285        13,060,750       13,549,841
                                            ==============    =============     =============    =============



                       See Notes to Financial Statements.

                        Rocky Point Pharmaceuticals, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                                                      4/14/1986
                                                   Three Months Ended                  Six Months Ended               (Date of
                                                      December 31,                       December 31,               inception) to
                                                 2003              2002             2003              2002           12/31/2003
                                            --------------    -------------     -------------    -------------     ---------------
OPERATING ACTIVITIES
   Net income (loss)                        $            0    $      (1,150)    $           0    $      (2,200)    $       (14,701)
   Adjustments to reconcile net income
     (loss) to cash used by operating
     activities:
       Amortization                                      0                0                 0                0                  50
       Stock issued for expenses                         0                0                 0                0              12,000
       Changes in accounts payable                       0              550              (900)          (1,100)                  0
       Changes in accounts receivable                    0                0               (69)               0                 (69)
       Changes in prepaid expenses                  (2,000)               0            (2,000)               0              (2,000)
       Payable - related parties                     2,000              600             2,900           (3,200)              2,701
                                            --------------    -------------     -------------    -------------     ---------------

                          NET CASH USED BY
                      OPERATING ACTIVITIES               0                0               (69)          (6,500)             (2,019)

INVESTING ACTIVITIES
   Organization costs                                    0                0                 0                0                 (50)
                                            --------------    -------------     -------------    -------------     ---------------

                           NET PROVIDED BY
                      INVESTING ACTIVITIES               0                0                 0                0                 (50)

FINANCING ACTIVITIES
   Issuance of common stock                              0                0                69            7,699               2,069
                                            --------------    -------------     -------------    -------------     ---------------

                         NET CASH PROVIDED
                   BY FINANCING ACTIVITIES               0                0                69            7,699               2,069

               INCREASE (DECREASE) IN CASH
                      AND CASH EQUIVALENTS               0                0                 0            1,199                   0

Cash and cash equivalents
   at beginning of period                                0            1,199                 0                0                   0
                                            --------------    -------------     -------------    -------------     ---------------

                   CASH & CASH EQUIVALENTS
                          AT END OF PERIOD  $            0    $       1,199     $           0    $       1,199     $             0
                                            ==============    =============     =============    =============     ===============


ADDITIONAL INFORMATION

     A payable of $1,000 was settled by issuing 1,000,000 shares of common stock to the note holder. Shares were issued at par on August 27, 2002.


                       See Notes to Financial Statements.

                        Rocky Point Pharmaceuticals, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003


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

                        Rocky Point Pharmaceuticals, Inc.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (continued)
                                December 31, 2003



NOTE 2:       SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

          At June 30, 2003 a deferred tax asset of about $4,700 has been fully reserved due to the Company's lack of operations to provide income to use the net operating loss carryover of $13,900 which expires as follows:

           Year Ended                    Expires                 Amount
          June 30, 2002               June 30, 2022           $          11,000
          June 30. 2003               June 30, 2023                       2,900
                                                              -----------------
                                                              $          13,900
                                                              =================

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

NOTE 4:       RELATED PARTY TRANSACTIONS

          The Company neither owns nor leases any real property. Office services are provided, without charge, by an officer. Such costs are immaterial to the financial statements, and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts. At December 31, 2003 the Company owes $3,701 to a shareholder for expenses paid on behalf of the Company.

NOTE 5:       COMMON STOCK

          On July 22, 2003, 69,000 shares of Regulation S stock was issued at par. The Company recorded a receivable of $69 on that date.

NOTE 6:       GOING CONCERN ITEMS

          The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. At December 31, 2003, the Company has no assets and all its expenses are being paid by its CEO. The Company has a substantial need for working capital.

          Management feels that loans from related parties and issuance of stock will provide sufficient working capital to allow the Company to continue as a going concern.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company has had no operational history and has yet to engage in business of any kind. All risks inherent in new and inexperienced enterprises are inherent in the Company's business. The Company has not made a formal study of the economic potential of any business. At the present, the Company has not identified any assets or business opportunities for acquisition. The only activity for the period ended December 31, 2003 was the incurrence of costs associated with periodic filings of required forms with the SEC.

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

                           Rocky Point Pharmaceuticals, Inc.


Dated: March 15, 2004      By:/s/ Mark Timothy
                           Mark Timothy, Acting President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:  March 15, 2004      By:  /s/ Mark Timothy
                            Mark Timothy, Acting President and Director

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


Date:  March 15, 2004

/s/ Mark Timothy
Mark Timothy, Acting President,
CEO, CFO, and Director

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Mark Timothy, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, that the Quarterly Report on Form 10QSB of Rocky Point Pharmaceuticals, Inc. for the quarterly period ending December 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10QSB fairly presents in all material respects the financial condition and results of operations of Rocky Point Pharmaceuticals, Inc.


                           By:

Date:  March 15, 2004           /s/ Mark Timothy
                           Mark Timothy
                           Chief Financial Officer