Form 10QSB
period 2004-03-31
ROCKY POINT PHARMACEUTICALS INC
filed 2004-04-20
CIK 853465

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2004
                               ------------------------

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

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

             Class                            Outstanding as of April 9, 2004
------------------------------------         --------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                 13,069,000 SHARES

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BASIS OF REPRESENTATION

General

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' (deficit) in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended March 31, 2004, are not necessarily indicative of the results that can be expected for the year ending June 30, 2004.

                        Rocky Point Pharmaceuticals, Inc.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                                  March 31,
                                                                                    2004
                                                                                 (Unaudited)
                                                                           ----------------------
ASSETS
   CURRENT ASSETS
     Cash in bank                                                          $                    0
     Accounts receivable                                                                       69
                                                                           ----------------------

                                                   TOTAL CURRENT ASSETS    $                   69
                                                                           ======================

LIABILITIES & (DEFICIT)
   CURRENT LIABILITIES
     Accounts payable                                                      $                    0
     Payable - related parties (Note 4)                                                     4,901
                                                                           ----------------------

                                              TOTAL CURRENT LIABILITIES                     4,901

   STOCKHOLDERS' EQUITY (DEFICIT)
    Common Stock $.001 par value:
       Authorized - 100,000,000 shares
       Issued and outstanding 13,069,000
         and 13,000,000 shares, respectively                                               13,069
     Deficit accumulated during the
       development stage                                                                  (17,901)
                                                                           ----------------------

         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                              (4,832)
                                                                           ----------------------

                                                                           $                   69
                                                                           ======================


                       See Notes to Financial Statements.

                        Rocky Point Pharmaceuticals, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                                                                                     4/14/1986
                                           Three Months Ended                       Nine Months Ended                (Date of
                                                March 31,                               March 31,                  inception) to
                                        2004                2003                2004               2003           March 31, 2004
                                 ------------------  ------------------  -----------------   -----------------  ------------------
Net sales                        $                0  $                0  $               0   $               0  $                0
Cost of sales                                     0                   0                  0                   0                   0
                                 ------------------  ------------------  -----------------   -----------------  ------------------

                   GROSS PROFIT                   0                   0                  0                   0                   0

General and administrative
   expenses                                   3,200                 600              3,200               2,800              18,701
                                 ------------------  ------------------  -----------------   -----------------  ------------------

Other Income
   Gain on Sale of Subsidiary                     0                 800                  0                 800                 800
                                 ------------------  ------------------  -----------------   -----------------  ------------------

              NET INCOME (LOSS)  $           (3,200) $              200  $          (3,200)  $          (2,000) $          (17,901)
                                 ==================  ==================  =================   =================  ==================

Basic and Diluted
   earnings per share
     Net income (loss) per
       weighted average share    $             (.00) $              .00  $            (.00)  $            (.00)
                                 ==================  ==================  =================   =================

Weighted average number
   of common shares used to
   compute net income (loss)
   per weighted average share            13,069,000          13,000,000         13,069,000          13,000,000
                                 ==================  ==================  =================   =================



                       See Notes to Financial Statements.

                        Rocky Point Pharmaceuticals, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                      4/14/1986
                                               Three Months Ended                     Nine Months Ended               (Date of
                                                    March 31,                             March 31,                 inception) to
                                              2004               2003              2004                2003           3/31/2004
                                        ---------------     ---------------  ----------------    ---------------   ---------------
OPERATING ACTIVITIES
   Net income (loss)                    $        (3,200)    $          (200) $         (3,200)   $        (2,000)  $       (17,901)
   Adjustments to reconcile net income
     (loss) to cash used by operating
     activities:
       Amortization                                   0                   0                 0                  0                50
       Stock issued for expenses                      0                   0                 0                  0            12,000
       Changes in accounts payable                    0              (1,400)             (900)            (2,500)                0
       Changes in accounts receivable                 0                   0               (69)                 0               (69)
       Changes in prepaid expenses                2,000                   0                 0                  0                 0
       Payable - related parties                  1,200            (100,049)            4,100           (105,249)            4,901
                                        ---------------     ---------------  ----------------    ---------------   ---------------

                      NET CASH USED BY
                  OPERATING ACTIVITIES                0            (101,249)              (69)          (109,749)           (1,019)
                                        ---------------     ---------------  ----------------    ---------------   ---------------

INVESTING ACTIVITIES
   Organization Costs                                 0                   0                 0                  0               (50)
   Sale of subsidiary                                 0             100,050                 0            109,749                 0
                                        ---------------     ---------------  ----------------    ---------------   ---------------

                  NET CASH PROVIDED BY
                  INVESTING ACTIVITIES                0             100,050                 0            109,749               (50)
                                        ---------------     ---------------  ----------------    ---------------   ---------------

FINANCING ACTIVITIES
   Issuance of common stock                           0                   0               (69)                 0             1,069
                                        ---------------     ---------------  ----------------    ---------------   ---------------

                      NET CASH USED BY
                  FINANCING ACTIVITIES                0                   0                69                  0             1,069

                   INCREASE (DECREASE)
                             IN CASH &
                      CASH EQUIVALENTS                0              (1,199)                0                  0                 0

Cash and cash equivalents at
   beginning of period                                0               1,199                 0                  0                 0
                                        ---------------     ---------------  ----------------    ---------------   ---------------

               CASH & CASH EQUIVALENTS
                      AT END OF PERIOD  $             0     $             0  $              0    $             0   $             0
                                        ===============     ===============  ================    ===============   ===============




                       See Notes to Financial Statements.

                        Rocky Point Pharmaceuticals, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2004


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

                        Rocky Point Pharmaceuticals, Inc.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (continued)
                                 March 31, 2004



NOTE 2:       SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

              At June 30, 2003 a deferred tax asset of about $4,700 has been fully reserved due to the Company's lack of operations to provide income to use the net operating loss carryover of $13,900 which expires as follows:

               Year Ended           Expires            Amount
              -------------      -------------       ----------------
              June 30, 2002      June 30, 2022       $         11,000
              June 30. 2003      June 30, 2023                  2,900
                                                     ----------------
                                                     $         13,900
                                                     ================

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

NOTE 4:       RELATED PARTY TRANSACTIONS
              The Company neither owns nor leases any real property. Office services are provided, without charge, by an officer. Such costs are immaterial to the financial statements, and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts. At March 31, 2004 the Company owes $4,901 to a shareholder for expenses paid on behalf of the Company.

NOTE 5:       COMMON STOCK
              On July 22, 2003, 69,000 shares of Regulation S stock was issued at par. The Company recorded a receivable of $69 on that date.

NOTE 6:       GOING CONCERN ITEMS
              The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. At March 31, 2004, the Company has no material assets and all its expenses are being paid by its CEO. The Company has a substantial need for working capital.

              Management feels that loans from related parties and issuance of stock will provide sufficient working capital to allow the Company to continue as a going concern.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Company has had no operational history and has yet to engage in business of any kind. All risks inherent in new and inexperienced enterprises are inherent in the Company's business. The Company has not made a formal study of the economic potential of any business. At the present, the Company has not identified any assets or business opportunities for acquisition. The only activity for the period ended March 31, 2004 was the incurrence of costs associated with periodic filings of required forms with the SEC.

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

                           PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits
                Exhibit 31 CEO Certification
                Exhibit 32 CFO Certification

           (b)  Reports on Form 8-K None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        Rocky Point Pharmaceuticals, Inc.


Dated: April 2, 2004         By:  /s/ Mark Timothy
      ---------------           -----------------------------------------
                             Mark Timothy, Acting President and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: April 2, 2004         By:  /s/ Mark Timothy
       -------------            -----------------------------------------
                             Mark Timothy, Acting President and Director

Exhibit 31
                                 Certifications

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


Date:  April 2, 2004
      --------------------------------------

/s/ Mark Timothy
Mark Timothy, President,
CEO, CFO, and Director

Exhibit 32

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Mark Timothy, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, that the Quarterly Report on Form 10QSB of Rocky Point Pharmaceuticals, Inc. for the quarterly period ending March 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10QSB fairly presents in all material respects the financial condition and results of operations of Rocky Point Pharmaceuticals, Inc.


                                       By:
Date: April 2, 2004                    /s/ Mark Timothy
     ----------------------             -------------------------
                                        Mark Timothy
                                        Chief Financial Officer