Form 10KSB
period 2004-06-30
ROCKY POINT PHARMACEUTICALS INC
filed 2005-07-13
CIK 853465

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal Year ended:   June 30, 2004
                                    ---------------------

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                     to
                                    -------------------   ---------------------

Commission file number    33-55254-09

                        ROCKY POINT PHARMACEUTICALS, INC.

  NEVADA                                              87-0434293
--------------------------------             --------------------------------
(State or other jurisdiction of              (I.R.S. Employer Identification
incorporation or organization)                                 Number.)

9350 South 150 East, Suite 900
         Sandy, UT                                         84070
----------------------------------------          --------------------------
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number, including area code    (801) 617-2040
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

         As of April 11, 2005, there is no aggregate market value of the voting stock held by non-affiliates of the registrant.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                  Class                      Outstanding as of Aril 11, 2005
------------------------------------         -------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                 25,731,261 SHARES

                      DOCUMENTS INCORPORATED BY REFERENCE:
                         Form 8-K filed on July 30, 2004

TABLE OF CONTENTS

                                                                      Page
                                     PART I

ITEM  1.        DESCRIPTION OF BUSINESS                                  3

ITEM  2.        DESCRIPTION OF PROPERTY                                  7

ITEM  3.        LEGAL PROCEEDINGS                                        7

ITEM  4.        SUBMISSION OF MATTERS TO A VOTE OF
                SECURITY HOLDERS                                         7
                                     PART II

ITEM  5.        MARKET FOR REGISTRANT'S COMMON EQUITY
                AND RELATED STOCKHOLDERS' MATTERS                        7

ITEM 6.         MANAGEMENT'S DISCUSSION AND ANALYSIS
                OR PLAN OF OPERATIONS                                    7

ITEM  7.        FINANCIAL STATEMENTS                                     9

ITEM  8.        CHANGES IN AND DISAGREEMENTS WITH
                ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURES                                    20

ITEM  8A.       CONTROLS AND PROCEDURES                                  20

                                    PART III

ITEM  9.        DIRECTORS AND EXECUTIVE OFFICERS
                OF THE REGISTRANT                                        20

ITEM  10.       EXECUTIVE COMPENSATION                                   21

ITEM  11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                OWNERS AND MANAGEMENT                                    21

ITEM  12.       CERTAIN RELATIONSHIPS AND RELATED
                TRANSACTIONS                                             22

ITEM  13.       EXHIBITS                                                 22

ITEM  14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES                   22

SIGNATURES                                                               23

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS.

                              BUSINESS DEVELOPMENT

     Rocky Point Pharmaceuticals, Inc., (hereinafter "the Company") was incorporated in the State of Utah on April 14, 1986 under the name of Upsilon Inc. On December 30, 1993, the Company was dissolved as a Utah corporation and reincorporated in the State of Nevada. On July 21, 1995, the Company changed its name to TTN Capitol, Inc. On October 15, 1995, the Company changed its name to Wasatch Pharmaceutical, Inc., and on May 31, 2000 the Company changed its name to Rocky Point Pharmaceuticals, Inc. On June 26, 2002, the Company acquired Luong Dae Solutions, Inc., as a wholly-owned subsidiary, and on March 31, 2003 the Company divested its interest in Luong Dae Solutions, Inc. On June 30, 2004 the Company acquired, in a stock-for-stock exchange, 100% ownership of Food for Health International, LLC ("FFH"). FFH's business activities are the only current operations within Rocky Point Pharmaceuticals, Inc. Prior to the acquisition of FFH, the Company had been in the developmental stage since its incorporation and continues to remain in development stage. The Company may continue to pursue other acquisitions or merger candidates.

     FFH was founded in September 2003 by Frank Davis. Mr. Davis previously owned and operated a nutritional food manufacturing company which he sold to a Fortune 100 company. In accordance with the sale, Mr. Davis retained several concepts of his prior business. FFH was founded to capitalize on these concepts, including the markets, contracts, and business model that the acquiring company could not utilize due to conflicts with their own business model.

BUSINESS OF THE REGISTRANT

     With the acquisition of FFH, Rocky Point Pharmaceutical is a full-service supplier of quality nutritional supplements. The Company has a diverse line of products, a unique marketing strategy and proven leadership in the industry. The Company works closely with its customers, suppliers, and marketing partners to create innovative solutions ranging from product development through distribution and branding initiatives. The Company believes that while the industry is highly competitive, its products and marketing strategy create a highly profitable niche opportunity for significant growth and market share.

PRODUCTS

     The Company currently offers several nutritional supplement products through our subsidiary FFH via the Internet and direct marketing. The flagship product of FFH is a newly formulated, whole food nutritional supplement product named "9 a day-plus." The"9 a day-plus" product is a daily pack of 8 capsules derived from whole food and contains essential vitamins and minerals. The capsules are vegetarian based and each daily pack provides the equivalent of 9 servings of fruit and vegetables in each daily pack. Each daily pack also provides other nutritional supplements including:

     o Amino acid chelated minerals o Digestive plant enzymes o Pro-biotics (beneficial bacteria) o Anti-oxidants from whole foods o Essential fatty acids (plant based)

     FFH's other product offerings including a child's chewable version of the "9 a day-plus" product; a pet nutritional supplement based on the "9 a day-plus" formulation; and a line of Nutra-Pro dehydrated foods. The Nutra-Pro product is a dehydrated/freeze dried blend which is designed to be a stand-alone meal. Preparation requires emptying the contents of the package into a pot of boiling water and allowing the ingredients to simmer. The Nutra-Pro product is vegetarian based, all ingredients are Kosher certified and the finished product is Halal certified (permitted for

Muslim consumption). Nutra-Pro is packaged in foil-lined Mylar bags which are rodent resistant, moisture resistant, and light resistant, allowing for extended shelf life. Each serving contains 20 essential vitamins and minerals. The nutrient blend is micro-encapsulated to preserve the nutritional integrity of the food through the cooking process.

     Fulfillment of all orders is currently handled by Coast to Coast Fulfillment of Orem, Utah. Coast to Coast is a dba of Gem Morris, Inc. and operates out of a 24,000 sq. foot warehouse and shipping center. Coast to Coast can currently handle up to 20,000 FFH orders per week. FFH is currently shipping approximately 6,000 orders per week. To increase their capacity, Coast to Coast is expanding their operations and by the end of 2005 will be able to handle an additional 50,000 orders per week. If Coast to Coast is unable to handle FFH's future needs, the Company has identified several other fulfillment companies in the area that have excess capacity.

MARKETING

     In 1999 approximately 115,000,000 U.S. adults made periodic vitamin purchases, compared to 86,500,000 U.S. adults who made regular vitamin purchases in 1998. Based on information obtained from the U.S. National Institute of Health and the Office of Dietary Supplements, the Company estimates that in 2004 the Nutraceutical industry accounted for over $40 billion in sales, of which approximately 47%, or $18.8 billion, was spent directly on vitamin/mineral nutritional supplements.

     The Company will initially focus their marketing efforts on mature adults who are aware of health issues, educated in health matters and have discretionary income. As the Nutra-Pro product comes on line, the Company anticipates establishing a world-wide distribution system for their products through the Association of Gospel Ministries which provides approximately 33 million meals annually.

     The Company has identified five distinct segments in the marketplace that provide potential opportunities for the distribution of their products. These segments include: (1) An Infomercial market; (2) Internet search engine market;
(3) An Asian mail-order market; (4) Corporate wellness programs; and (5) The Association of Gospel Ministries. To establish the Infomercial market, the Company anticipates entering into a joint-venture relationship with a major producer of Infomercials to create and develop a compelling Infomercial. The Company believes that the Infomercial marketing may produce up to 25,000 buyers on a monthly auto-ship plan within twelve months from the first airing of the Infomercial.

     The Company also anticipates entering into a joint venture agreement to establish the Internet search engine marketing program. The program will capitalize on technologies which drive individuals to a given web site through a series of landing sites. The Company believes that the search engine program may generate up to 500,000 visitors per month and potentially convert 5% of those visitors into monthly auto-ship purchasers for the "9 a day-plus" product.

     In association with a potential Japanese partner, the Company anticipates developing a world-wide mail order program. The Company plans to initially target 75,000 current or former supplement buyers throughout Japan and other Asian countries. The Company believes they may convert up to 5% of the mail order buyers into monthly auto- ship purchasers for the "9 a day-plus" product.

     With the escalating costs of health care and the high costs associated with absenteeism, a large number of companies have instituted corporate wellness programs designed to help employees maintain their health. In association with outside consultants, the Company is developing a corporate wellness program that will provide both educational materials on the importance of dietary nutrition and introductory packages of the "9 a day-plus" product. The Company believes that revenues from this market may reach $99,000 per month by the end of 2006.

     The fifth market segment the Company has targeted is based on a donor appeal program anchored by the Association of Gospel Ministries. The Association of Gospel Ministries is the 5th largest charity organization in the United States. It was founded in 1913 and currently sponsors 290 missions throughout the world. The Association has more than one million donors and currently serves approximately 33 million meals annually. The Company anticipates offering the "9 a day-plus" product to the donors. Initial surveys have indicated that as many as 1% of the

Association's donor base would be interested in the program. This penetration rate would yield 11,000 monthly consumers for the "9 a day-plus" product.

COMPETITION

     The nutritional supplement industry is large and intensely competitive. We compete directly with companies that manufacture and market nutritional products in each of our product lines, including companies such as Twin Labs Corporation, Weider Nutrition International, Inc., IVC Industries, and Perrigo Company. Our competitors in the nutritional supplements market have longer operating histories, greater name recognition and more financial resources. In addition, nutritional supplements can be purchased in a wide variety of distribution channels. Most manufacturers use synthetic vitamins and mineral salts because of their low cost. While the Company believes that their marketing approach and product line will create acceptance to their products, the buying habits of many consumers are difficult to change and price is a key component of their buying decision. Also, the Company's product offerings are limited compared to the wide variety of products offered by many other nutritional supplement companies.

RISK FACTORS

You should carefully consider the risks, uncertainties and other factors described below, in addition to the other information set forth in this report, because they could materially and adversely affect our business, operating results, financial condition, cash flows and prospects as well as adversely affect the value of an investment in our common stock.

RISKS RELATED TO OUR BUSINESS

o WE MAY NOT BE SUCCESSFUL COMMERCIALIZING THE COMPANY'S PRODUCTS THROUGH THE ANTICIPATED DISTRIBUTION CHANNELS.

     The Company currently has no sales force, marketing director, or sales program. The Company has no prior experience hiring or training a sales and marketing force. We may not be able to develop or maintain an internal sales and marketing force with the necessary expertise. If we are unable to successfully commercialize the Company's product lines, our growth prospects will be diminished and the Company may prove to be unsuccessful.

o IF OUR "9 a day-plus" PRODUCTS ARE NOT SUCCESSFUL, OUR OPERATING RESULTS AND BUSINESS MAY BE SUBSTANTIALLY IMPAIRED.

     The success of our "9 a day-plus" product, as well as any other products we develop in the future, depends on a variety of factors, including our ability to manufacture, sell and competitively price these products and the acceptance of these products in the marketplace. In addition, we may be required to obtain regulatory approval for some of our products in the future. We will require substantial additional funds to develop and market our products. We hope to fund the growth of our business out of our operating income, but this operating income may not be sufficient to develop new products. If we lack sufficient funding our operating results will be substantially impaired and the business may prove to be unviable.

o THE MARKETS FOR OUR PRODUCTS ARE HIGHLY COMPETITIVE AND ARE LIKELY TO BECOME MORE COMPETITIVE, AND OUR COMPETITORS MAY BE ABLE TO RESPOND MORE QUICKLY TO CHANGES IN CUSTOMER NEEDS.

     The markets for our current and proposed products are fragmented, intensely competitive, subject to rapid change and sensitive to new product introductions and enhancements. We expect that the competitive environment for our products will become more intense as additional companies enter our markets and as new products are introduced. Our products compete directly and indirectly for customers with a range of products and services produced and offered by a wide variety of companies. Most of our existing competitors, as well as a number of potential new competitors, have longer operating histories in these markets, greater name recognition, larger customer bases and greater financial, technical and marketing resources.

     Our competitors may have broader product lines, which allow them to negotiate exclusive, long-term supply contracts and offer comprehensive pricing for their products. Broader product lines may also provide our competitors with a significant advantage in marketing competing products to group purchasing organizations that are continuously seeking to reduce costs through centralized purchasing. Greater financial resources and product development capabilities may allow our competitors to respond more quickly to new or emerging technologies and changes in customer needs or requirements.

o THE LOSS OF, OR INTERRUPTION OF SUPPLY FROM, KEY VENDORS COULD LIMIT OUR ABILITY TO MANUFACTURE OUR PRODUCTS.

     We purchase certain materials and components for our products from various suppliers. Some of these components are limited in supply. Any loss of, or interruption of supply from, key vendors may require us to find new vendors. We could experience production or development delays while we seek new vendors.

o    WE MAY HAVE  PROBLEMS  MANUFACTURING  AND  DELIVERING  OUR  PRODUCTS IN THE
     FUTURE.

     The Company has no prior experience in manufacturing or distribution. Consequently, we may experience unanticipated difficulties in manufacturing and delivering our products to our customers. These difficulties may include an inability to meet customer demand, delays in delivering products or quality control problems with certain products.

o OUR SUCCESS DEPENDS ON KEY PERSONNEL, THE LOSS OF WHOM COULD IMPAIR OUR OPERATING RESULTS AND BUSINESS.

     Our success depends, to a significant extent, upon the efforts and abilities of our senior management. The loss of the services of one or more of these key employees could harm our operating results and business. In addition, we will not be successful unless we can attract and retain skilled personnel, particularly in the areas of marketing, research and new product development.

o OUR FAILURE TO EXPAND OUR MANAGEMENT SYSTEMS AND CONTROLS TO SUPPORT ANTICIPATED GROWTH OR INTEGRATE FUTURE ACQUISITIONS COULD SERIOUSLY HARM OUR OPERATING RESULTS AND BUSINESS.

     The Company anticipates operations to grow as we execute our business strategy. Sustaining this growth will place significant demands on management and our administrative, operational, information technology, manufacturing, financial and personnel resources. Accordingly, our future operating results will depend on the ability of our officers and other key employees to continue to implement and improve our operational, client support and financial control systems, and effectively expand, train and manage our employee base. We may not be able to manage our growth successfully.

o ANY ACQUISITIONS THAT WE UNDERTAKE COULD BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE AND HARM OUR OPERATING RESULTS.

     We may acquire or make investments in complementary businesses, technologies, services or products if appropriate opportunities arise. The process of integrating any acquired business, technology, service or product into our business and operations may result in unforeseen operating difficulties and expenditures. Integration of any acquired company also may consume much of our management's time and attention that could otherwise be available for ongoing development of our business. Moreover, the anticipated benefits of any acquisition may not be realized. Furthermore, we may be unable to identify, negotiate or finance future acquisitions successfully.

     Future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets.

o OUR FUTURE OPERATING RESULTS ARE DIFFICULT TO PREDICT AND MAY VARY SIGNIFICANTLY FROM QUARTER TO QUARTER.

     Our operating results are likely to vary substantially in the future as a result of a number of factors, some of which are not in our control. You should not rely upon our results of operations for any particular quarter as an indication of our results for a full year or any other quarter.

ITEM 2.       DESCRIPTION OF PROPERTIES.

     The Company owns no properties and utilizes office space on a rent-free basis. The Company leases a 20,000 sq. ft. warehouse on a month-to-month basis for raw material storage. This arrangement is expected to continue until such time as the Company's manufacturing and distribution operations substantially expand. The Company has no agreements with respect to the maintenance or future acquisitions of office facilities, however, if the Company's operations prove successful, it is anticipated that the Company will need to make arrangements for office space and other facilities in the future.

ITEM 3.       LEGAL PROCEEDINGS.

     There are no legal proceedings filed or expected to be filed against the Company. From time to time, the Company may become a party to litigation or other legal proceedings that we consider to be part of the ordinary course of our business. Currently, there are no material legal proceedings to report.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
              MATTERS.

     There currently is not a trading market for the Company's $.001 par value common stock. As of June 30, 2004, there were about 761 shareholders of record of the Company's common stock. The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The following discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with, its audited financial statements and related notes included elsewhere in this Form 10-KSB, which have been prepared in accordance with accounting principals generally accepted in the United States.

OVERVIEW

     The Company through its subsidiary FFH, is a full service provider of nutritional supplements dedicated to providing the most complete, comprehensive and safest food supplements available. The 9 a Day-Plus product, currently available via the Company's Internet web site at "www.foodforhealthint.com," is specifically formulated to address an individual's complete nutritional needs. Each daily pack is designed to provide the building blocks necessary for a body to function at its most optimum level, providing both energy and the ability to fight disease. The 9 a Day-Plus product provides the equivalent of nine servings of fruits and vegetables as well as important plant enzymes to optimize digestion, essential fatty acids for memory and healthy skin and hair, beneficial bacteria to improve immune function, the most absorbable minerals available, and a potent blend of antioxidants to combat aging and decrease cancer risk. A thirty day supply of the 9 a Day-Plus product sells for $57.50 and can be ordered on a monthly auto-ship basis. The Company anticipates a rollout of its other product offerings between October 2005 and January 2006. The Company also anticipates its infomercial and wellness programs being implemented by January 2006.

RESULTS OF OPERATIONS

     Prior to the merger with FFH the Company had no operational history. FFH'S operations began in September of 2003. In accordance with the Agreement and Plan of Reorganization which is attached to this report as Exhibit A and hereby incorporate by reference, Rocky Point Pharmaceuticals acquired all of the assets, liabilities, operating history and results of FFH. The consolidated financials of the Company thus reflect the nine months of operating history for FFH as well as all other activities of Rocky Point Pharmaceuticals. As the merger with FFH did not occur until June of 2004, comparative results with 2003 are not presented since the comparison would not be considered meaningful. Accordingly, discussions of operations will focus only on activities for the fiscal year 2004.

a) Revenues.

     The Company reported gross revenues of $9,780 for the fiscal year which ended June 30, 2004, of which substantially all of our gross revenues were derived from Internet sales of the 9 a Day-Plus product. Gross revenues reflect activities primarily from September 2003 through June 2004 since FFH'S operations did not commence until September of 2003. All sales to date have been generated only through the Company's Internet presence and unpaid promotional activities. The Company's planned marketing programs and promotional activities including the infomercial, the Internet search engine marketing, the Asian mail-order marketing, the corporate wellness programs, and the partnership with the Association of Gospel Ministries are anticipated to come online during the 2005 fiscal year. Once the planned marketing programs and promotional activities are implemented and we have more operational activity history, management will evaluate the effectiveness of the programs and the acceptance of the Company's product offerings in relation to our business plan.

b) Cost of Revenues.

     The Company reported cost of revenues of $2,330 for the fiscal year which ended June 30, 2004. The cost of revenues primarily was attributable to the acquisition of raw materials and fulfillment expenses. We anticipate these two expenses to continue to comprise a significant portion of our overall cost of revenues.

c) General and Administrative Expenses.

      The Company reported general and administrative expenses of $50,812 for the fiscal year which ended June 30, 2004. The general and administrative expenses are primarily attributable to salaries and wages. The Company anticipates that wages and salaries will grow substantially over the next 24 months as the marketing programs come on line.

d) Net Loss.

     The Company reported a net loss of $43,362 for the fiscal year which ended June 30, 2004 as a result of the forgoing factors mentioned above. We anticipate having a recurring net loss for the next eighteen months.

FACTORS THAT MAY AFFECT OPERATION RESULTS

     The Company's operating results may vary significantly depending upon a number of factors, many of which are outside the control of management. General factors that may affect the Company's operating results include:

o Market acceptance of and changes in demand for nutritional supplements, o Price competition within the Nutraceutical industry, o General economic conditions, o Research and study results concerning the effectiveness and recommended use of nutritional supplements, o Consolidation or segmentation of the food and drug capsulation industry, o Changes in governmental regulation, and o Changes in consumer spending habits.

     The Company believes that its planned growth and profitability will depend in large part on the ability to promote its products, gain customer acceptance, and expand its relationships with its marketing partners. Accordingly, we intend to invest in marketing, strategic partnerships, and development of our customer base. If the Company is not successful in promoting its products and expanding its customer base, our anticipated operating results will likely be substantially affected and may have a material adverse effect on the Company's financial condition and its ability to continue to operate its business.

ITEM 7.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements of the Company are set forth immediately following.

                                      Smith
                                        &
                                     Company

           A Professional Corporation of Certified Public Accountants


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Rocky Point Pharmaceuticals, Inc. and Subsidiary
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Rocky Point Pharmaceuticals, Inc. and Subsidiary (a Nevada development stage corporation) as of June 30, 2004, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended June 30, 2004 and 2003, and for the period of April 14, 1986 (date of inception) to June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board ("PCAOB") (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rocky Point Pharmaceuticals, Inc. (a development stage company) as of June 30, 2004, and the results of their operations, changes in stockholders' (deficit), and their cash flows for the years ended June 30, 2004 and 2003, and for the period of April 14, 1986 (date of inception) to June 30, 2004 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the consolidated financial statements, the Company currently has cash flow constraints, an accumulated deficit and has limited operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                    /s/ Smith & Company
                                                    CERTIFIED PUBLIC ACCOUNTANTS

Salt Lake City, Utah
June 10, 2005

         4764 South 900 East, Suite 1 o Salt Lake City, Utah 84117-4977
              Telephone: (801) 281-4700 o Facsimile: (801) 281-4701
                        E-mail: smithcocpa@earthlink.net
          Members: American Institute of Certified Public Accountants o
                Utah Association of Certified Public Accountants

                Rocky Point Pharmaceuticals, Inc. and Subsidiary
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET




                                                                             June 30,
                                                                               2004
                                                                        -----------------
         ASSETS
CURRENT ASSETS
     Cash in bank                                                       $             514
     Accounts Receivable                                                               69
     Inventory                                                                    526,244
                                                                        -----------------

                                               TOTAL CURRENT ASSETS     $         526,827
                                                                        =================

       LIABILITIES & (DEFICIT)
CURRENT LIABILITIES
     Accounts payable                                                   $             253
     Payable - related parties (Note 4)                                            48,366
                                                                        -----------------

                                          TOTAL CURRENT LIABILITIES                48,619

STOCKHOLDERS' EQUITY
     Common Stock $.001 par value:
     Authorized - 100,000,000 shares
       Issued - 27,069,000 shares                                                  27,069
       Less: Treasury stock (1,337,739 shares at
         $.001 par value)                                                           1,338
                                                                        -----------------

     Common Stock outstanding                                                      25,731
     Additional Paid in Capital                                                   510,540
     Deficit accumulated during the development stage                             (58,063)
                                                                        -----------------

                                         TOTAL STOCKHOLDER'S EQUITY               478,208
                                                                        -----------------

                                                                        $         526,827
                                                                        =================


See Notes to Consolidated Financial Statements.

                Rocky Point Pharmaceuticals, Inc. and Subsidiary
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                                                    4/15/1986
                                                                                                    (Date of
                                                             Period Ended June 30,                inception) to
                                                          2004                  2003                 6/30/04
                                                   ------------------    -----------------     -----------------
Net sales                                          $            9,780    $               0     $           9,780
Cost of sales                                                   2,330                    0                 2,330
                                                   ------------------    -----------------     -----------------

                                     GROSS PROFIT               7,450                    0                 7,450


General & administrative expenses                              50,812                3,700                66,313
                                                   ------------------    -----------------     -----------------

OTHER INCOME
     Gain on sale of subsidiary                                     0                  800                   800
                                                   ------------------    -----------------     -----------------

                                         NET LOSS  $          (43,362)   $          (2,900)    $         (58,063)
                                                   ==================    =================     =================


Basic and Diluted earnings per share
Net income (loss) per weighted
     average share                                 $             (.00)   $            (.00)
                                                   ==================    =================


Weighted average number of common
     shares used to compute net income
     (loss) per weighted average share                     14,997,442           12,857,534
                                                   ==================    =================







See Notes to Consolidated Financial Statements.

                Rocky Point Pharmaceuticals, Inc. and Subsidiary
                          (A Development Stage Company)
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)




                                                                                                       Deficit
                                                                                                     Accumulated     Total
                                          Common Stock                             Additional          During        Stockholders'
                                        Par Value $0.001            Treasury         Paid In         Development     Equity
                                     Shares         Amount           Shares          Capital            Stage          (Deficit)
                                 --------------  -------------    -----------     -------------    -------------     -------------
   Balances at 4/14/1986
   (Date of inception)                        0  $           0    $         0     $           0    $           0     $           0
   Issuance of common stock
     (Restricted) at $0.001 per
     share at 4/14/1986
     to founders for services        11,000,000         11,000                                                              11,000
   Acquisition of software
     from officer                                                                                        (99,999)          (99,999)
   Luong Dae transaction              1,000,000          1,000                                                               1,000
Net Loss for period                                                                                      (19,550)          (19,550)
                                 --------------  -------------    -----------     -------------    -------------     -------------

Balances at 6/30/2002                12,000,000         12,000              0                 0         (119,549)         (107,549)
   Issuance of common stock
     at $0.001 per share at
     8/22/2002 to officer
     for services                     1,000,000          1,000                                                               1,000
   Deconsolidation of
     Luong Dae subsidiary                                                                                 11,749            11,749
   Return of software to seller                                                                           95,999            95,999
Net loss for period                                                                                       (2,900)           (2,900)
                                 --------------  -------------    -----------     -------------    -------------     -------------

Balances at 6/30/2003                13,000,000         13,000              0                 0          (14,701)           (1,701)
   Issuance of common stock
     at $0.001 per share
     at 7/22/2003                        69,000             69                                                                  69
   Issuance of common stock
     at $0.001 per share
     at 8/8/2003 for services         3,000,000          3,000                                                               3,000
   Return to treasury of
     shares related to
     Luong Dae                       (1,337,739)                        1,338             1,338                                  0
   Food for Health
     Acquisition                     11,000,000         11,000                          509,202                            520,202
Net loss for period                                                                                      (40,362)          (43,362)
                                 --------------  -------------    -----------     -------------    -------------     -------------

Balances at 6/30/2004                25,731,261  $      27,069          1,338     $     507,540    $     (55,063)    $     478,208
                                 ==============  =============    ===========     =============    =============     =============


See Notes to Consolidated Financial Statements.

                Rocky Point Pharmaceuticals, Inc. and Subsidiary
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                    4/15/1986
                                                                                                    (Date of
                                                             Period Ended June 30,                inception) to
                                                          2004                  2003                 6/30/04
                                                   ------------------    -----------------     -----------------
OPERATING ACTIVITIES
Net income (loss)                                  $          (43,362)   $          (2,900)    $         (58,063)
Adjustments to reconcile net income
   (loss) to cash provided (used) by
   operating activities:
     Amortization                                                   0                    0                    50
     Stock issued for expenses                                  3,000                    0                15,000
Changes in operating assets and liabilities:
     Accounts receivable                                          (69)                   0                   (69)
     Inventory                                                 (6,042)                   0                (6,042)
     Accounts payable                                            (647)              (1,600)                  253
     Payable - related parties                                 47,565             (105,249)               47,366
                                                   ------------------    -----------------     -----------------

                         NET CASH PROVIDED (USED)
                          BY OPERATING ACTIVITIES                 445             (109,749)               (1,505)
                                                   ------------------    -----------------     -----------------

INVESTING ACTIVITIES
   Organization Costs                                               0                    0                   (50)
   Sale of subsidiary                                               0              109,749                     0
                                                   ------------------    -----------------     -----------------

                         NET CASH PROVIDED (USED)
                          BY INVESTING ACTIVITIES                   0              109,749                   (50)
                                                   ------------------    -----------------     -----------------

FINANCING ACTIVITIES
Proceeds from sale of common stock                                 69                    0                 2,069
                                                   ------------------    -----------------     -----------------

                         NET CASH PROVIDED (USED)
                          BY FINANCING ACTIVITIES                  69                    0                 2,069
                                                   ------------------    -----------------     -----------------

                      INCREASE (DECREASE) IN CASH
                               & CASH EQUIVALENTS                 514                    0                   514

Cash and cash equivalents at beginning
   of period                                                        0                    0                     0
                                                   ------------------    -----------------     -----------------

                          CASH & CASH EQUIVALENTS
                                 AT END OF PERIOD  $              514    $               0     $             514
                                                   ==================    =================     =================

SUPPLEMENTAL DISCLOSURES
   FOR CASH FLOW INFORMATION:
     Cash paid for interest                        $                0    $               0     $               0
                                                   ==================    =================     =================

     Cash paid for income taxes                    $                0    $               0     $               0
                                                   ==================    =================     =================

SUPPLEMENTAL DISCLOSURES OF
   NON-CASH INVESTING AND
   FINANCING ACTIVITIES

     Stock issued for services                     $            3,000    $           1,000     $           4,000
                                                   ==================    =================     =================

     Assets and liabilities acquired for shares
       in business acquisition                     $          520,202    $               0     $         520,202
                                                   ==================    =================     =================

     Stock returned to treasury                    $            1,338    $               0     $           1,338
                                                   ==================    =================     =================

See Notes to Consolidated Financial Statements.

                Rocky Point Pharmaceuticals, Inc. and Subsidiary
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

NOTE 1        CHANGE IN REPORTING ENTITY

     At June 30, 2004 the Company, acquired Food for Health International, LLC ("FFH") by issuing 11,000,000 shares of common stock of Rocky Point Pharmaceuticals, Inc. ("the Company") to the founder of FFH.

     At March 31, 2003, the Company sold its interest in Luong Dae Solutions, Inc. Previous financial statements of the Company captioned "Consolidated Financial Statements" presented the financial condition of the Company together with that of Luong Dae, then a majority-owned subsidiary of the Company, on a consolidated basis. The disposal of the Company's interest in Luong Dae, which had no material net assets or liabilities, had no direct actual impact on the financial condition resulting from the de-consolidation of Luong Dae.

NOTE 2        SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

     The summary of significant accounting policies of Rocky Point Pharmaceuticals, Inc. and Subsidiary ("Company") is presented to assist in understanding the Company's consolidated financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

     Nature of Business:
     The Company provides nutritional supplements to individuals through its website www.foodforhealthint.com. As of June 30, 2004, the Company carried two products, 9 a Day- Plus and Nutripro-Plus. 9 a Day-Plus is a vitamin and mineral supplement formulated to provide the whole food equivalent of nine servings of fruits and vegetables everyday. Nutripro-Plus is a dry pack, all vegetarian soup base designed to build and support a healthy immune system. In addition to offering Nutripro-Plus to the general consumer, the Company also supports humanitarian relief efforts by enabling the consumer to purchase the product, then the Company ships the product directly to the relief organization specified by the consumer.

     Basis of Presentation:
     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Food For Health, LLC. All intercompany balances and transactions have been eliminated.

     Accounting Methods:
     The Company recognizes income and expenses based on the accrual method of accounting.

     Cash and Cash Equivalents:
     For financial statement purposes, the Company considers all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents.

     Estimates:
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reported period. Estimates also affect the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from these statements.

     Fair Value of Financial Statements:
     The fair value of the Company's cash, accounts receivable, accounts payable, accrued expenses and notes payable approximates their carrying value due to their short maturity.

                Rocky Point Pharmaceuticals, Inc. and Subsidiary
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 2004

NOTE 2        SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)

     Inventory:
     The Company currently offers several nutritional supplement products through our subsidiary FFH via the Internet and direct marketing. The flagship product of FFH is a newly formulated, whole food nutritional supplement product named "9 a day-plus." The"9 a day-plus" product is a daily pack of 8 capsules derived from whole food and contains essential vitamins and minerals. The capsules are vegetarian based and each daily pack provides the equivalent of 9 servings of fruit and vegetables in each daily pack. Each daily pack also provides other nutritional supplements.

     The Nutra-Pro product is a dehydrated/freeze dried blend which is designed to be a stand-alone meal. Preparation requires emptying the contents of the package into a pot of boiling water and allowing the ingredients to simmer. The Nutra-Pro product is vegetarian based, all ingredients are Kosher certified and the finished product is Halal certified (permitted for Muslim consumption). Nutra-Pro is packaged in foil-lined Mylar bags which are rodent resistant, moisture resistant, and light resistant, allowing for extended shelf life. Each serving contains 20 essential vitamins and minerals. The nutrient blend is micro-encapsulated to preserve the nutritional integrity of the food through the cooking process.

     All inventory items are stated at the lower of cost (first-in, first-out) or market value.

     Net Income (Loss) Per Share:
     Basic net income (loss) per share is computed using the weighted-average number of outstanding shares of common stock during the period. Diluted net income (loss) per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential common shares outstanding during the period. Potential common shares consist primarily of incremental shares issuable upon the assumed exercise of stock options and warrants to purchase common stock using the treasury stock method. The calculation of diluted net income (loss) per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive.

     Advertising Costs:
     The Company expenses all costs of advertising as incurred. Advertising costs of the years ended June 30, 2004 and 2003 were $0. The Company expects to incur advertising costs in future periods.

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

     At June 30, 2004, the Company has net operating loss carryforwards of approximately $55,000. The carryforwards begin to expire in fiscal year 2022. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainly regarding realization.

     Segment Reporting:
     The Company follows SFAS No. 130 "Disclosures About Segments of an Enterprise and Related Information." The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

                Rocky Point Pharmaceuticals, Inc. and Subsidiary
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 2004

NOTE 2        SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)

     Stock-Based Compensation:
     Up through June 30, 2004, the Company accounts for stock-based awards to employees in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of SFAS No. 123, "Accounting for Stock-Based Compensation." Stock and options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by SFAS No. 123. As of June 30, 2004, the Company has not granted any stock based compensation.

     Recent Pronouncements:
     In September 2004,. The Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue 04-08. "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share", which requires the inclusion of shares related to contingently convertible debt instruments for computing diluted earnings per share using the if-converted method, regardless of whether the market price contingency has been met. EIFT 04-08 will be effective for all periods ending after December 15, 2004 and includes retroactive adjustment to historically reported diluted earnings per share. The adoption of EITF Issue No. 04-08 does not currently have an impact on the Company's operating results or financial position.

     In November2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs, and amendment of Accounting Research Board No. 43, Chapter 4." SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a significant impact on the Company's operating results or financial position.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets", which eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS No. 153 will be effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 does not currently have an impact on the Company's operating results or financial position.

     In December 2004, the FASB issued SFAS No. 123(r), "Share-Based Payment", which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard replaces SFAS No. 123 and supersedes APB Opinion No. 25, "Accounting for Stock-based Compensation." This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(r) will be effective for interim or annual reporting periods beginning on or after June 15, 2005. The Company is unable to determine at this time the impact of SFAS No. 123(r) will have on its balance sheet or income statements.

NOTE 3        DEVELOPMENT STAGE COMPANY

     The Company has been a development stage company. It has now acquired an operating company but remains in development stage due to the limited nature of operations of the acquired company. The Company was originally incorporated as Upsilon, Inc. under the laws of the State of Utah on April 14, 1986 and has been in the development stage since incorporation. On December 30, 1993, the Company was dissolved as a Utah corporation and reincorporated in Nevada as Upsilon

                Rocky Point Pharmaceuticals, Inc. and Subsidiary
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 2004

NOTE 3        DEVELOPMENT STAGE COMPANY (continued)

      Industries, Inc. On July 21, 1995, the Company changed its name to TTN Capitol, Inc., and on October 15, 1995, the Company changed its name to Wasatch Pharmaceutical, Inc., and on May 31, 2000 the Company changed its name to Rocky Point Pharmaceuticals, Inc. Luong Dae was incorporated on April 14, 1986 in Nevada, and became a subsidiary of the Company on June 26, 2002. Luong Dae was disposed of on March 31, 2003.

     On June 30, 2004, the Company acquired Food For Health International, LLC, a Utah Limited Liability Corporation, for consideration of 11,000,000 shares of the Company's common stock. The shares were recorded at par value and the remaining value of the acquired Company was charged to additional paid-in capital.

NOTE 4        RELATED PARTY TRANSACTIONS

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

     At June 30, 2003 the Company owed $801 to the CEO for expenses paid on behalf of the Company. No interest rate has been set on these liabilities. During 2004, the CEO loaned the Company an additional $4,100 for expenses. As part of the merger with Food For Health International, LLC, this debt was forgiven and treated as a reduction to additional paid-in capital.

     At June 30, 2004, the Company owes a shareholder $48,366 for expenses paid on behalf of the subsidiary.

NOTE 5        COMMON STOCK

     On July 22, 2003, 69,000 shares of Regulation S common stock were issued at par value. The Company recorded a receivable of $69 on that date.

     On August 8, 2003, 3,000,000 shares were issued at par value for services rendered.

     On December 14, 2003, the Company returned 1,337,739 shares to the treasury. The shares were originally issued to Luong Dae shareholders.

     On June 30, 2004, the Company issued 11,000,000 shares to Frank Davis in consideration for the acquisition of Food For Health International, LLC. Mr. Davis was the sole owner of Food For Health International, LLC prior to the merger. The Company has retained him to continue managing the daily operations of the Company.

NOTE 6        GOING CONCERN ITEMS

     The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.

     At June 30, 2004, the Company has an accumulated deficit of $55,063 and cash in bank of $514. Further, the Company has not yet established itself in the market. The Company has a substantial need for working capital.

                Rocky Point Pharmaceuticals, Inc. and Subsidiary
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 2004


NOTE 6        GOING CONCERN ITEMS (continued)

     Management is currently working to establish itself in the market by seeking contracts with distribution channels. It is also working to diversify its product line. In addition, management feels that loans from related parties and issuance of stock will provide sufficient working capital to allow the Company to continue as a going concern.

NOTE 7        SUBSEQUENT EVENTS

     On July 16, 2004, the Company returned 14,000,000 shares to its treasury. The shares had previously been issued in anticipation of acquiring another entity. It was later discovered that management of the potential target had breached their contract, effectively nullifying the Company's offer.

     In August 2004, the Company added ShedControl Pet Supplements ("ShedControl") to its product line. ShedControl is formulated to provide cats and dogs with nutrients needed to obtain optimal health, thus preventing excessive shedding and hair loss.

     On September 4, 2004, the Company entered into an exclusive distribution agreement. The agreement grants the Company a three year exclusive distribution right to sell ShedControl in Taiwan, Canton, Shandong, Biejing, and Shanghai in China through Lien Jeh Transportation Co., Ltd.

     On December 14, 2004, the Company issued 11,000,000 shares of its common stock to its CEO for services.

     On February 11, 2005, the Company entered into a joint venture agreement to develop marketing strategies using proprietary internet/multi-medial marketing strategies and networks.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     None.

ITEM 8A.      CONTROLS AND PROCEDURES.

     As of June 30, 2004, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. The registrant realizes that this filing is late, but feels that controls are effective to ensure timely filing in the future.

     There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the fiscal year ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 9.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The names, ages, and respective positions of the directors and executive officers of the Company, as well as the names, ages, and respective positions of the executive officers of the Company's subsidiary FFH, are set forth below. The directors named below will serve until their successors are duly elected and have qualified. Directors are elected for a term until the next annual stockholders meeting. Officers for the Company and its subsidiary hold their positions at the will of the Board of Directors, absent any employment agreement, of which none currently exists or are contemplated.

     There are no family relationships between any two or more of our directors or executive officers. There are no arrangements or understandings between any two or more of our directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current Board of Directors. There are also no arrangements, agreements or understandings between non- management shareholders that may directly or indirectly participate in or influence the management of our affairs. There are no other promoters or control persons of the Company. There are no legal proceedings involving the executive officers or directors of the Company.

     Effective January 2, 2004, the following table shows the names, ages, and positions held by the Company's officers and directors. The directors were appointed in June 2004 and will serve until the next annual meeting of the Company's stockholders, and until their successors have been elected and have qualified. The officers were appointed to their positions, and continue in such position, at the discretion of the directors.

     Name                 Age         Position
     -------------------------------------------------------

     Mark Timothy          47         President, CEO and Director

     Dr. Robert Morrow     74         Vice President and Director

     Frank Davis           58         Vice President and Director

     Neil Crabtree         44          Secretary, Treasurer, CFO and Director

MANAGEMENT OF FFH

     FFH is operated as a wholly owned subsidiary under separate management. Effective January 2, 2004, the following table shows the names, ages, and positions held by FFH'S officers:

     Name                      Age               Position
     ------------------------------------------------------------------
     Frank Davis               58                President
     Chris Callaway            54                Vice President of Operations
     Gary Kolman               44                Vice President of Marketing
     Marcio Pugina             38                Secretary

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE.

     The Company does not have any shares registered under Section 12 of the Securities Act and therefore the owners of the Company's equity securities are not required to report their beneficial ownership under Section 16(a) of the Exchange Act.

CODE OF ETHICS

     The Registrant has not adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Registrant has not adopted such a code of ethics because all of management's efforts have been directed to building the business of the company. The Company anticipates that the board of directors will draft and adopt a code of ethics at some time in the future.

ITEM 10.      EXECUTIVE COMPENSATION.

     The Company has made no arrangements for the remuneration of its officers and directors, except that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses if any, made on the Company's behalf. No remuneration has been paid to the Company's officers or directors prior to the filing of this form. There are no agreements or understandings with respect to the amount or remuneration that officers and directors are expected to receive in the future. Management currently takes no salaries from the Company. However as the marketing programs of FFH come online and the operations grow, the Company anticipates that it will need to negotiate competitive salaries with its officers and directors in order to retain their services.

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

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of June 10, 2005, information regarding the beneficial ownership of shares by each person known by the Company to own five percent or more of the outstanding shares, by each of the directors and by the officers and directors as a group.

                      Name & Address                 Amount of           Percent
 Title of Class     of beneficial owner        beneficial ownership     of Class
 --------------  --------------------------    --------------------     --------
     Common             Frank Davis                 11,000,000           45.70%
                 1508 North Technology Way
                       Suite A-2100
                     Orem, Utah 84097
     Common            Mark Timothy                 11,000,000           45.70%
                 4848 South Highland Drive
                         Suite 111
                 Salt Lake City, UT 84117

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     No officer, director, nominee for election as a director, or associate of such officer, director or nominee is or has been in debt to the Company during the last fiscal year. The Company's officers, directors, and shareholders, have made an oral undertaking to make loans to the Company from time to time in amounts sufficient to enable it to satisfy its reporting requirements and other obligations incumbent on it as a public company. Any such loans would be interest free and intended to be repaid at a future date, if or when the Company shall have received sufficient funds through its business operations. The loans would be intended to provide for the payment of filing fees, professional fees, printing and copying fees and other miscellaneous fees.

     As of March 31, 2004, the Company owed $4,901 to a shareholder for expenses paid on behalf of the Company. On June 30, 2005, all loans made to the Company by said shareholder were forgiven. Accordingly, there are no current loans or loan amounts outstanding between any officer, director, or shareholder and the Company.

ITEM 13.      EXHIBITS.

     Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by Smith & Company, ("Accountants"), for the audit of the Registrant's annual financial statements, and review of financial statements included in the Company's Form 10-QSB's were $6,538 for 2004 and $4,100 for 2003.

AUDIT-RELATED FEES

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the Accountants that are reasonably related to the performance of the audit or review of the Registrant's financial statements and are not reported under Audit Fees above were $0.

TAX FEES

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Accountants for tax compliance, tax advice, and tax planning were $0.

ALL OTHER FEES

     The aggregate fees billed in each of the last two fiscal years for products and services provided by the Accountants, other than the services reported above were $0.

AUDIT COMMITTEE

     The Company's audit committee consists of Mark J. Timothy and Neil E. Crabtree, neither of which is an independent director. The audit committee has not adopted a written charter. Mr. Crabtree has been designated as the Audit Committee's "financial expert" in compliance with Item 401(e) of Regulation S-B.

     The primary responsibility of the Audit Committee is to oversee the Company's financial reporting process on behalf of the Company's board of directors and report the results of their activities to the board. Such responsibilities include, but are not limited to, the selection, and if necessary the replacement of the Company's independent auditors; review and discussion with such independent auditor's overall scope and plans for the audit, the adequacy and effectiveness of the accounting and financial controls, including the Company's system to monitor and manage business risks, and legal and ethical programs, and the results of the annual audit, including the financial statements to be included in our annual report on Form 10-KSB.

     The Company's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre- approval is generally provided for up to one year and any pre-approval is detailed as to the particular budget. The independent auditors and management are required to periodically report to the audit committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case basis.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Rocky Point Pharmaceuticals, Inc.



Dated: 7-12-05                      By: /s/ Mark Timothy
      -------------                    --------------------------------------
                                    Mark Timothy, CEO, President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Dated: 7-12-05                      By:  /s/ Mark Timothy
      -------------                    ----------------------------------------
                                    Mark Timothy, CEO, President, and Director


Dated: July 12, 2005                 By:  /s/ Frank Davis
      ---------------                   ---------------------------------------
                                     Frank Davis, Vice President, and Director


Dated: 7-12-05                       By:  /s/ Neil Crabtree
      ---------------                   --------------------------------------
                                     Neil Crabtree, CFO, Secretary,
                                      Treasurer, and Director

                                  Exhibit Index

Number        Description

2.1 Acquisition Agreement between Rocky Point and members of Food For Health International, LLC, dated June 30, 2004

31.1 Rule 13a-14(a)/15d-14(a) Certification of Mark Timothy (filed herewith).

31.2 Rule 13a-14(a)/15d-14(a) Certification of Neil Crabtree (filed herewith).

32 Section 1350 Certification of Mark Timothy and Neil Crabtree (filed herewith).

EXHIBIT 2.1

                      Agreement and Plan of Reorganization

     AGREEMENT dated June 30, 2004, by and between:

     Rocky Point Pharmaceuticals, Inc., a company incorporated under the laws of the State of Nevada (hereinafter referred to as "Rocky Point
     Pharmaceuticals, Inc."),

     - and -

     Food for Health International LLC, a limited liability company incorporated under the laws of the State of Utah (hereinafter sometimes referred to as the "Company"),

     - and -

     Frank Davis (hereinafter, the "Selling Shareholder").

     Whereas, the Selling Shareholder represents that he is the owner of an aggregate of 1,000,000 shares of common stock of Food for Health LLC of a par value of $.001 each, said shares being one hundred (100%) per cent of the issued and outstanding voting common stock of Food for Health LLC (all of such shares being hereinafter referred to as the "Food for Health Shares").

     Whereas, the Selling Shareholder desires to sell and Rocky Point Pharmaceuticals, Inc. desires to purchase Food for Health Shares;

     Now, therefore, in consideration of the mutual covenants, agreements, representations and warranties herein contained, the parties hereby agree:

     1. Purchase and Sale of the Food for Health Shares. The Selling Shareholder hereby sells, transfers, assigns and coveys to Rocky Point Pharmaceuticals, Inc. hereby purchases and acquires from the Selling Shareholder, all of the Food for Health Shares.

     2. Purchase Price for the Food for Health Shares. The purchase price to be paid by Rocky Point Pharmaceuticals, Inc. For all of the Food for Health Shares shall be 11,000,000 (eleven million) shares of the $.0001 par value Common Stock of Rocky Point Pharmaceuticals, Inc. (the "Rocky Point Shares"). Rock Point Pharmaceuticals, Inc. Presently has (or immediately prior to the time of closing will have) a total of 13,000,069 (thirteen million sixty nine thousand) shares of its Common Stock issued and outstanding, and immediately following the issuance of the Rocky Point Shares to the Selling Shareholder, Rocky Point Pharmaceuticals, Inc. Will then have a total of 24,000,069 shares of Common Stock issued and outstanding, such time that the 11,000,000 Rocky Point Shares to be received by the Selling Shareholder shall then constitute approximately 45.85% of Rocky Point Pharmaceuticals, Inc.'s issued and outstanding Common Stock.

     Upon issuance, the certificates representing the Rocky Point Shares, and the 1,000,000 shares of common stock of Food for Health LLC shall be endorsed in blank by the registered owners thereof, and deposited with the trustee or escrow agent acceptable to all three parties to this Agreement, who shall be an attorney at law, (the "Escrow Agent", Mr. Neal Crabtree, Attorney at Law, 234 East 3900 South, Salt Lake City, Utah 84107). All three parties to this Agreement and the Escrow Agent shall be parties to an Escrow Agreement which shall provide that:

     (A) ("Clawback" Provisions) At the close of the calendar quarter ended June 30, 2005, the contribution to the revenues of Rocky Point Pharmaceuticals made by its Food for Health Division, as reported on Rocky Point's Report on Form 10-Q for the quarter as filed with the U.S. Securities and Exchange Commission, is less than $33 million, for each dollar or fraction less than $33 million, the Escrow Agent shall return on share to the transfer agent for Rocky Point's Common Stock, with instructions to cancel such shares.
              (Or)

     (1a) At the close of the calendar quarter ended June 30, 2005, the contribution to the revenues of Rocky Point Pharmaceuticals mad by its Food for Health Division, as reported on Rocky Point's Report on Form 10-Q for that quarter as filed with the U.S. Securities Exchange Commission, is less than $33 million. The selling shareholder may retrieve from escrow 1,000,000 shares of common stock of Food For Health LLC of a par value of $.001 each, said shares being one hundred (100%) per cent of the issued and outstanding voting common stock of Food for Health LLC, and relinquish any and all rights and ownership of Rocky Point Pharmaceutical's shares. If (Seller) chooses option (1a) both parties (Seller and Buyer) shall be considered whole with no further obligations or liabilities to the other.

     (B) Following the close of Rocky Point Pharmaceutical's fiscal year ended June 30, 2005, as soon as its Report on Form 10-K for the fiscal year has been timely filed with the U.S. Securities and Exchange Commission, the Escrow Agent shall, (Option A) deliver all remaining Rocky Point share to the Selling Shareholder, at which point the escrow shall close. Or (Option 1a) The Escrow Agent shall, deliver all Rocky Point shares to the (Buying) Stockholder, and all shares of Food for Health shares to the (Seller) at which point the escrow shall close.

     3. Warranties and Representations of the Selling Shareholder and Food for Health as to Food for Health. In order to induce Rocky Point Pharmaceuticals, Inc. to enter into this Agreement and to complete the transaction contemplated hereby, the Selling Shareholder and Food for Health unconditionally jointly and severally warrant, represent and guarantee that:

         (a) Organization and Standing. Food for Health is a limited liability corporation duly organized, validly existing and in good standing under the laws of the State of Utah, is are qualified to do business as a foreign corporation in every other jurisdiction in which it operates to the extent required by the laws of such jurisdictions, and has full power and authority to carry on its businesses as now conducted and to own and operate its assets, properties, and businesses.

         (b) Capitalization. The entire authorized equity capital of Food for Health consists of one million (1,000,000) shares of common stock, of which 1,000,000 are issued, outstanding, and owned by the Selling Shareholder, which constitute one hundred (100%) per cent of the Food for Health issued share capital. There are no other voting or equity securities authorized or issued, nor any authorized or issued securities convertible into voting stock, and no outstanding subscriptions, warrants, calls, options, rights, commitments or agreements by which the Selling Shareholder are bound, calling for the issuance of any additional shares of common stock or any other voting or equity security. The By-Laws of each of Food for Health provide that a simple majority of the shares voting at a meeting at which a quorum is present, which quorum does not exceed fifty (50%) per cent, may elect all of its directors. Cumulative voting is prohibited by the Company's By-Laws or Certificate of Incorporation. Accordingly, the Food for Health Shares constitute on hundred (100%) per cent of each companies' voting power, right to receive dividends (when, as and if declared and paid), and the right to receive the proceeds of liquidation attributable to common stock, if any.

         (c) Ownership of the Food for Health Shares. The Selling Shareholder is the sole and absolute owner of each of the Food for Health Shares owned by him, free and clear of all liens, encumbrances, and restrictions whatever. The Selling Shareholder warrants that by his sale of the Food for Health Shares to Rocky Point Pharmaceuticals, Inc. pursuant to this Agreement, Rocky Point Pharmaceuticals, Inc. will thereby acquire good, absolute marketable title thereto, free and clear of all liens, encumbrances and restrictions of any nature whatsoever, save and expect only by reason of the fact that the Food for Health Shares will not have been registered under the U.S. Securities Act of 1933, as amended (the "33 Act").

         (d) Financial Statements. There has been attached to this Agreement as Exhibit "B" a Balance Sheet of Food for Health as at June 30, 2004, and Statement of Income and Retained Earnings (Deficit) and Statement of Cash Flows for the period then ended, compiled without audit by the management of each Company, which are hereby incorporated as an integral part of this Agreement. All of said financial statements are true and correct, and were prepared in accordance with generally accepted accounting principles applied on a consistent basis throughout the periods involved. Except for changes in the ordinary course of business, there have been no material changes in the business or financial condition of Food for Health since the date thereof.

         (e) Significant Agreement. Food for Health is not bound by any of the following, unless specifically listed in Exhibit "C" hereto:

     (I) Employment, advisory or consulting contracts; (ii) Plan providing for employee benefits of any nature;

     (iii)    Lease with respect to any property or equipment;
     (iv) Contract or commitment for any future expenditures in excess of $5,000;
     (v) Contract or commitment pursuant to which it has assumed, guaranteed, endorsed, or otherwise become liable for any obligation of any other person, firm, or organization;
     (vi) Contract, agreement, understanding, commitment or arrangement, other than in the normal course of business, not otherwise fully disclosed or set forth elsewhere in this Agreement;
     (vii) Agreement with any person relating to the purchase or sale of securities.

         (f) Taxes. Food for Health has filed all federal, state and local income or other tax returns and reports with all governmental agencies and paid all taxes due, and accordingly owes no other taxes of any kind to any taxing authority except for taxes not yet due and accrued in the current period.

         (g) Absence of Undisclosed Liabilities. At the date of the financial statements described in Section 3(d) of this Agreement, Food for Health has no liabilities of any nature, fixed or contingent, that are not fully included in the figures shown therein, in the notes thereto, or as described in Exhibit "C" hereto. Between the date of that balance sheet and the date of this Agreement, no material liabilities, debts or obligations of any kind, other than minor liabilities in the ordinary course of business, have been incurred.

         (h) Pending Actions. There are no legal actions, lawsuits, proceedings or investigations, either administrative or judicial, pending or threatened, against or affecting Food for Health or against the Selling Shareholder and arising out of his ownership of the Food for Health Shares or his operation of Food for Health. Food for Health is not in violation of any law, ordinance or regulation of any kind whatever, including, but not limited to, the national, state and local law and regulations of the State of Utah, the United States, Utah County, Utah or of any subdivision of any of them relating, without limitation, to food advertising, processing or labeling, labor, pensions, working conditions of employees, environment protection, taxation, securities, or ownership of land or other assets.

         (I) Governmental Regulation. All licenses, permits and registrations, if any, held by Food for Health from the governments of each state in which they operate, or of any local subdivision of any of them, or of any foreign government are in full force and effect, and there are no proceedings, hearings or other actions pending that may affect the validity or continuation of any of them. No approval of any trade or professional association, labor union, or agency of the government of any state, or of any subdivision thereof is required for any of the transactions effected by this Agreement to be valid, and the completion of the transactions contemplated by this Agreement will not, in and of themselves, affect or jeopardize the validity or effectiveness of any of them. Should at any future date, in the opinion of Rocky Point Pharmaceuticals, Inc., any of the representations contained in this section shall be found to have been incorrect as of the date of this Agreement, the Selling Shareholder at his sole expense will undertake expeditiously to obtain on behalf of Rocky Point Pharmaceuticals, Inc., such approvals, licenses or permits that may be necessary, without in any way mitigating any liability to Rocky Point Pharmaceuticals, Inc. for damages arising out of such misrepresentation, even if made in good faith.

         (j) Ownership of Assets. Food for Health has good, marketable title, without any liens or encumbrances of any nature whatever, to all of its assets, properties and rights of every type and description, including, without limitation, any cash on hand and in banks, certificates of deposit, stocks, bonds, and other securities, good will, formulas, recipes, inventories of raw materials and finished good, licenses and registrations, pending licenses and permits and applications therefor, inventions, processes, know-how, trade secrets, real estate and interests therein and improvements thereto, machinery, equipment, vehicles, notes and accounts receivable, fixtures, rights under agreements and leases, franchises, all rights and claims under insurance policies and other contracts of whatever nature, rights in funds of whatever nature, books and records and all other property and rights of every kind and nature owned by or held by Food for Health as of this date, and will continue to hold such title on and after the completion of the transactions contemplated by this Agreement; nor, except in the ordinary course of its business, have either of Food for Health disposed of any such asset since the date of the financial statement described in Section 3(d) of this Agreement.

         (k) Notes and Accounts Receivable. All notes, accounts and loans receivable set forth in the balance sheet described in Section 3(d) of this Agreement, and any presently existing, are bona fide and not in default, and will be collected by Food for Health in full promptly when due.

         (l) No Interest in Suppliers, Customers, Landlords or Competitors. Neither the Selling Shareholder nor Food for Health nor any of their officers, directors or principal stockholders nor any member of their families has any interest of any nature whatever in any present supplier, customer, landlord or competitor of Food for Health.

         (m) No Debt Owed by Food for Health to any Selling Shareholder. Except as set out in Exhibit "C" hereto, Food for Health does not owe any money, securities, or property to the Selling Shareholder nor to any member of his families or to any company controlled by such a person, directly or indirectly. To the extent that either of Food for Health may have any liability to pay any sum or property to any such person, such liability is hereby forever irrevocably released and discharged.

         (n) Corporate Records. All of the Food for Health books and records, including, without limitation, its books of account, corporate records, minute book, stock certificate books and other records are up-to-date, complete, and reflect accurately and fairly the conduct of its business in all respects since its date of incorporation, and will be delivered to Rocky Point Pharmaceuticals, Inc. upon request at any time simultaneously with or following the execution of this Agreement.

         (o) No Misleading Statements or Omissions. Neither this Agreement nor any financial statement, exhibit, schedule or document attached hereto or presented to Rocky Point Pharmaceuticals, Inc. in connection herewith contains any materially misleading statement, or omits any fact or statement necessary to make the other statement or fact therein set forth not materially misleading.

         (p) Validity of this Agreement. All corporate and other proceedings required to be taken by the Selling Shareholder and by Food for Health in order to enter into and to carry out this Agreement have been duly and properly taken. This Agreement has been duly executed by the Selling Shareholder and by Food for Health, and constitutes the valid and binding obligation of each of them. The execution and delivery of this Agreement and the carrying out of its purposes will not result in the breach of any of the terms or conditions of, nor constitute a default under or violate, Each of the Food for Health' Certificate of Incorporation or By-Laws, or any agreement, lease, mortgage, bond, indenture, license or other document or undertaking, oral or written, to which either Food for Health or any of the Selling Shareholder is a party or is bound or may be affected, nor will such execution, delivery and carrying out violate any order, writ, injunction, decree, law, rule or regulation of any court, regulatory agency or other governmental body.

         (q) Enforceability of this Agreement. When duly executed and delivered, this Agreement and the Exhibits hereto which are incorporated herein and made a part hereof are legal, valid, and enforceable by Rocky Point Pharmaceuticals, Inc. according to their terms under laws of each state in which it operates, and that at the time of such execution and delivery, Rocky Point Pharmaceuticals, Inc. shall have acquired good marketable title in and to all of the Food for Health Shares.

     4. Delivery by Food for Health. Food for Health agrees to deliver to Rocky Point Pharmaceuticals, Inc. upon request from time to time all information that is in the possession of Food for Health or it which it is legally entitled; and to the extent that Food for Health has access to any such information in the possession of a third party or third parties, it shall arrange for Rocky Point Pharmaceuticals, Inc. to have the same access to such information.

     5. Warranties and Representations of Rocky Point Pharmaceuticals, Inc.. In order to induce Food for Health and the Selling Shareholder to enter into this Agreement and to complete the transaction contemplated hereby, Rocky Point Pharmaceuticals, Inc. unconditionally warrants, represents and guarantees that:

         (a) Organization and Standing. Rocky Point Pharmaceuticals, Inc. is a corporation duly organized, validly existing and in good standing under the laws of the State of Nevada, has approximately eight hundred stockholders of record, is qualified to do business as a foreign corporation in every other state in which it operates to the extent required by the laws of such states, and has full power and authority to carry on its business as now conducted and to own and operate its assets, properties and business.

         (b) Capitalization. Rocky Point Pharmaceuticals, Inc.'s entire authorized equity capital consists of 100,000,000 shares of $.0001 par value common stock, of which 13,000,069 will be issued and outstanding at Closing. There are no other voting or equity securities authorized or issued, nor any authorized or issued securities convertible into voting stock, and no outstanding subscriptions, warrants, calls, options, rights, commitments or agreements by which Rocky Point Pharmaceuticals, Inc. is bound, calling for the issuance of any additional shares of common stock or any other voting equity security. The By-Laws of Rocky Point Pharmaceuticals, Inc. provide that a simple majority of the shares voting at a meeting at which a quorum is present, which quorum does not exceed fifty (50%) per cent of Rocky Point Pharmaceuticals, Inc.'s issued and outstanding common stock, may elect all of the directors of Rocky Point Pharmaceuticals, Inc.. Cumulative voting is prohibited by the By-Laws or Certificate of Incorporation of Rocky Point Pharmaceuticals, Inc.. Accordingly, the 11,000,000 Shares of Rocky Point Pharmaceuticals, Inc. Common Stock being issued to the Selling Shareholder in exchange for the Food for Health Shares, will constitute approximately 45.85% of the voting shares of Rocky Point Pharmaceuticals, Inc.

         (c) Ownership of Shares. By Rocky Point Pharmaceuticals, Inc.'s issuance of Rocky Point Shares to the Selling Shareholder pursuant to this Agreement, the Selling Shareholder will thereby acquire good, absolute marketable title thereto, free and clear of all liens, encumbrances and restrictions of any nature whatsoever, except that the Rocky Point Shares will not have been registered under the U.S. Securities Act of 1033, and amended (the "33 Act").

         (d) Financial Statements. There have been attached to this Agreement as Exhibit "D" the following financial statements of Rocky Point Pharmaceuticals, Inc., which are hereby incorporated as an integral part of this Agreement: A Balance Sheet, Statement of Earning, and Statement of Retained Earnings as at June 30, 2004 and for the period then ended. All of said financial statements were true and correct as of such date, and were prepared in accordance with generally accepted accounting principles applied on a consistent basis throughout the periods involved. Except for changes in the ordinary course of business, there have been no material changes since the latest date thereof.

         (e) Significant Agreements. Rocky Point Pharmaceuticals, Inc. is not bound by any of the following:

     (i) Employment, advisory or consulting contracts; (ii) Plan providing for employee benefits of any nature; (iii) Lease with respect to any property or equipment; (iv) Contract or commitment for any future expenditures.
     (v) Contract or commitment pursuant to which it has assumed, guaranteed, endorsed, or otherwise become liable for any obligation of any other person.
     (vi) Contract, agreement, understanding, commitment or arrangement, other than in the normal course of business, not otherwise fully disclosed or set forth elsewhere in this Agreement;

         (f) Taxes. Rocky Point Pharmaceuticals, Inc. has filed all federal, state and local income tax returns and reports that it is required to file and with all governmental agencies, wherever situate, and has paid all taxes as shown on such returns. All of such returns are complete.

         (g) Absence of Undisclosed Liabilities. At the date of the financial statements described in Section 6(d) of this Agreement, Rocky Point Pharmaceuticals, Inc. had no liabilities of any nature, fixed or contingent, that are not fully included in the figures shown therein. Between the date of that balance sheet and the date of this Agreement, no material liabilities, debts or obligations of any kind, other than minor liabilities in the ordinary course of business, have been incurred, and Rocky Point Pharmaceuticals, Inc. has no liabilities of any kind at the date of this Agreement.

         (h) Pending Actions. There are no legal actions, lawsuits, proceedings or investigations, either administrative or judicial, pending or threatened, against or affecting Rocky Point Pharmaceuticals, Inc. or against any of Rocky Pont Pharmaceuticals, Inc.'s officers or directors and arising out of their operation of Rocky Point Pharmaceuticals, Inc.. Rocky Point Pharmaceuticals, Inc. is not in violation of any law, ordinance or regulation of any kind whatever, including, but not limited to, the U.S. Securities Exchange Act of 1934, as amended, the Rules of Regulations of the U.S. Securities and Exchange Commission ("SEC"), or the securities laws of any state.

         (I) Ownership of Assets. Rocky Point Pharmaceuticals, Inc. has good, and marketable title without any liens or encumbrances of any nature whatever, to all of its assets, properties, and rights of every type and description.

         (j) No Debt Owed by Rocky Point Pharmaceuticals, Inc. to Certain Persons. Rocky Point Pharmaceuticals, Inc. does not owe any money, securities, or property to any of its present or former officers, directors, or principal shareholders or to any member of their families or to any company controlled by such a person, directly or indirectly. To the extent that Rocky Point Pharmaceuticals, Inc. may have any liability to pay any sum or property to any such person, such liability is hereby forever irrevocably released and discharged.

         (k) Corporate Records. All of Rocky Point Pharmaceuticals, Inc.'s books and records, including, without limitation, its books of account, corporate records, minute book, stock certificate books and other records of Rocky Point Pharmaceuticals, Inc. are up-to-date, complete, and reflect accurately and fairly the conduct of its business in all respects since its date of incorporation.

         (l) No Misleading Statements or Omissions. Neither this Agreement nor any financial statement, exhibit, schedule or document attached hereto or presented to the Selling Shareholder or to Each of the Food for Health in connection herewith contains any materially misleading statement, or omits any fact or statement necessary to make the other statements or facts therein set forth not materially misleading.

         (m) Validity of this Agreement. All corporate and other proceedings required to be taken by Rocky Point Pharmaceuticals, Inc. in order to enter into and to carry out this Agreement have been duly and properly taken. This Agreement has been duly executed by Rocky Point Pharmaceuticals, Inc., and constitutes its valid and binding obligation. The execution and delivery of this agreement and the carrying out of its purposes will not result in the breach of any of the terms or conditions of, or constitutes a default under or violate, Rocky Point Pharmaceuticals, Inc.'s Certificate of Incorporation or By-Laws, or any agreement, lease, mortgage, bond, indenture, license or other document or undertaking, oral or written, to which Rocky Point Pharmaceuticals, Inc. is a party of is bound or may be affected, nor will such execution, delivery or carrying out violate any order, writ, or injunction, decree, law, rule or regulation of any court, regulatory agency or other governmental body.

         (n) Enforeability of this Agreement. When duly executed and delivered, this Agreement and the Exhibits hereto which are incorporated herein and made a part hereof are legal, valid, and enforceable by Each of the Food for Health and the Selling Shareholder according to their terms, and that at the time of such execution and delivery, the Selling Shareholder will have acquired good marketable title in and to the Rocky Point Shares acquired pursuant hereto.

     6. The Rocky Point Shares. The Rocky Point Shares shall be fully-paid and non-assessable, with full voting rights and the right to receive dividends, if and when declared by the Board of Directors, and the proceeds of liquidation, if any, according to their terms.

     The Selling Shareholder warrants and represents that he is acquiring the Rocky Point Shares for investment and not with a view to, or for resale in connection with, any distribution of the Rocky Point Shares within the meaning of the '33 Act. By such representation, the Selling Shareholder acknowledge that they understand that the Rocky Point Shares will not be registered under the "33 Act by reason of a specific exemption provided therein. Because the Rocky Point Shares are unregistered under the '33 Act, they must be held indefinitely unless subsequently registered under the '33 Act or an exemption from such registration, such as Rule 144, Regulation A, or Regulation S is available.

     The Selling Shareholder further understands that in the event that there is a trading market for Rocky Point Pharmaceuticals, Inc. stock, any routine sales of Rocky Point Pharmaceuticals, Inc. Shares made in reliance upon Rule 144 may only be made in limited amounts in accordance with the terms and conditions of Rule 144, and in the event that Rule 144 is not applicable or is unavailable for any reason, either Registration under the Act or compliance with Regulation A, Regulation S or some other applicable exemption will be required. The Selling Shareholder consent that each certificate representing the Rocky Point Shares shall bear on its face a legend in substantially the following form:

              "The shares represented by this certificate have not been registered under the Securities Act of 1933, as amended ("the Act") and are "Restricted Securities" as that term is defined in Rule 144 under the Act. They may not be offered for sale , sold, pledged or otherwise transferred except pursuant to an effective Registration Statement under the Act or pursuant to an exemption from such Registration, the availability of which must be established to the satisfaction of the Company."

     The Selling Shareholder further consents that Rocky Point Pharmaceuticals, Inc. may place a stop order on the certificates evidencing the Rocky Point Shares, restricting the transfer of the Rocky Point Shares except in compliance with the terms of this Agreement. The Selling Shareholder also acknowledges that he has read and understands Release 33-5226 promulgated by the SEC under the Act, a copy of which is attached hereto.

     7. Access and Information. With immediate effect from the execution of this Agreement, Rocky Point Pharmaceuticals, Inc., its officers, counsel and other designated representatives shall have full access without limitation to the premises of Each of the Food for Health and to all books, records, contracts, assets and properties thereof.

     8. Term. All representations, warranties, covenants and agreements made herein shall survive the execution and deliver of this Agreement and payment pursuant thereto.

     9. Further Actions. The Selling Shareholder agrees to execute all further or additional documents, agreements, contracts, or other writings which, in the sole opinion of Rocky Point Pharmaceuticals, Inc., may be necessary or appropriate to enable Rocky Point Pharmaceuticals, Inc. to exercise any rights granted in this Agreement.

     10. Indemnification by the Selling Shareholder. The Selling Shareholder hereby indemnifies and holds Rocky Point Pharmaceuticals, Inc. harmless from and against any claims, actions or proceedings which may be threatened or instituted against Rocky Point Pharmaceuticals, Inc. by reason of the breach or alleged breach of any of his or the Food for Health representations or warranties herein contained, including Rocky Point Pharmaceuticals, Inc.'s legal fees and all other costs directly incurred in the defense of such action. Rocky Point Pharmaceuticals, Inc. and the Selling Shareholder shall each promptly notify the other of any such claim, action or proceeding threatened or instituted. Rocky Point Pharmaceuticals Inc. shall undertake the defense thereof with counsel of its own selection, but the Selling Shareholder shall have the option of retaining separate counsel of the Selling Shareholder's own selection at their own expense, although in any event the defense shall be under Rocky Point Pharmaceuticals, Inc.'s sole control. The Selling Shareholder and Rocky Point Pharmaceuticals, Inc. shall fully cooperate with each other in any matter arising hereunder. In the event that such suit, proceeding, claim or action (a) ends in a final, non-aappealable judgment attaching no liability to Rocky Point Pharmaceuticals, Inc., or (b) is abandoned or settled without liability to Rocky Point Pharmaceuticals, Inc., or (c) results in a finding that there was no misrepresentation in the Selling Shareholder's or Food for Health's representations or warranties herein contained, then the Selling Shareholder shall not be liable for Rocky Point Pharmaceuticals, Inc.'s costs and fees, including attorney's fees incurred in the defense of such action.

     11. Survival of Warranties. All representations, warranties, covenants and agreements made herein shall survive the execution and deliver of this Agreement and payment pursuant thereto.

     12. Indemnification Against Brokerage. Each of Rocky Point Pharmaceuticals, Inc., Food for Health and the Selling Shareholder warrant and represent to the others that no broker or finder has acted in connection with this Agreement, and indemnify and hold each other harmless from any claim or demand for commissions or other compensation by any broker or finder claiming to have been employed by any party.

     13. Notices. Any notice or communication given pursuant to this Agreement by any party hereto to any other party hereto shall be in writing and delivered by Certified Mail, Express, Mail or Federal Express, charges prepaid, to its address as set forth hereinabove.

     14. Entire Agreement. The Agreement supersedes and replaces all prior agreements between the parties in respect of the subject matter hereof, any of which are void and of no effect. This Agreement is the entire agreement between the parties in respect of the subject matter hereof. There are no other agreements, written or oral, nor may this Agreement be modified except in writing, executed by the parties hereto.

     15. Counterparts. This Agreement may be executed in any number of counterparts or facsimiles. All executed counterparts shall constitute one agreement, notwithstanding that all signatories are not signatories to any counterpart.

     16. Venue. This Agreement shall be construed in accordance with the laws of the State of Nevada applicable to contracts made and to be performed entirely within such state.

     17. Captions. The captions heading each section of this Agreement are for purposes of identification only, and shall not modify or affect any interpretation of the text thereof.

     18. No Waivers. The failure of either party to insist upon strict compliance with any of the terms, covenants or conditions of this Agreement shall not be deemed a waiver of such term, covenants or conditions, nor shall any waiver or relinquishment of any right or power hereunder at any time or from time to time be deemed a waiver or relinquishment of such right or power at any other time or times.

     19. Relationship of Parties. Nothing contained in this Agreement shall be deemed to create any partnership or joint venture between Rocky Point Pharmaceuticals, Inc. or the Selling Shareholder, nor shall either be deemed the agent of the other for any purpose whatever.

     IN WITNESS WHEREOF, the parties hereto have set their hands and seals as of the day and year above first written.

                                   Rocky Point Pharmaceuticals, Inc.


     SEAL                          By  /s/ Mark Timothy
                                       ------------------------------------
                                   Mark Timothy, President


                                   Food for Health LLC.


     SEAL                          By /s/ Frank Davis
                                      -------------------------------------
                                   Frank Davis, President


                                   Selling Shareholder:

                                   Frank Davis

Number of each of the Food for Health
Shares Tendered:      1,000,000

Number of Rocky Point Shares
to be Received:       11,000,000

                                 By /s/ Frank Davis
                                    -------------------------------------
                                      Frank Davis

                                   EXHIBIT "A"


                                   AGREEMENTS

Appended below is a description of each material agreement to which Food for Health is a party as of the date of this Agreement, copies of which have been provided to Rocky Point Pharmaceuticals, Inc.:

Exhibit No.                                      Title and Description

     A1

     A2

     A3

     A4

     A5

                                   EXHIBIT "B"


                             FINANCIAL STATEMENTS OF
                             Each of Food for Health

     Attached hereto are the financial statements of Food for Health described in Section 3(d) of this Agreement.

                                   EXHIBIT "C"


                             FINANCIAL STATEMENTS OF
                        Rocky Point Pharmaceuticals, Inc.

Appended hereto are all of the financial statements of Rocky Point Pharmaceuticals, Inc. described in Section 5(d) of this Agreement.

Exhibit 31.1
                                 Certifications

I, Mark Timothy certify that:

     1. I have reviewed this annual report on Form 10-KSB of Rocky Point Pharmaceuticals, Inc. and subsidiary;

     2. Based on my knowledge, this annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

         a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date:  7-12-05
      --------------------------------------

/s/ Mark Timothy
Mark Timothy, President, CEO,
and Director

Exhibit 31.2
                                 Certifications

I, Neil Crabtree certify that:

     1. I have reviewed this annual report on Form 10-KSB of Rocky Point Pharmaceuticals, Inc. and subsidiary;

     2. Based on my knowledge, this annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

         a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date:  7-12-05
      --------------------------------------

/s/ Neil Crabtree
Neil Crabtree, CFO, Secretary,
Treasurer, and Director

Exhibit 32



                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of Rocky Point Pharmaceuticals, Inc.. ("Company") on Form 10-KSB for the year ended June 30, 2004 as filed with the Securities and Exchange Commission ("Report"), the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) that to his knowledge: (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  7-12-05          By: /s/ Mark Timothy
       ----------           -----------------------------------------
                                  Mark Timothy, Chief Executive Officer

Dated:  7-12-05          By: /s/ Neil Crabtree
      -----------           -----------------------------------------
                                  Neil Crabtree,  Chief Financial Officer