Form 10QSB
period 2004-09-30
ROCKY POINT PHARMACEUTICALS INC
filed 2006-03-23
CIK 853465

OMB Number: 3235-0416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (AMENDED) FOR THE QUARTERLY PERIOD ENDED:

SEPTEMBER 30, 2004
or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
[ ]	FROM __________ TO __________

COMMISSION FILE NUMBER 33-55254-09

ROCKY POINT PHARMACEUTICALS, INC.
(Exact Name of registrant as specified in its charter)

NEVADA	87-0434293
(State or other jurisdiction of incorporation )	(I.R.S. Employer Identification Number)

220 East 3900 South, Suite 14
Salt Lake City, Utah 84107
(Address of principal executive offices)

(801) 685-0300
(Registrant's Telephone Number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Class	Outstanding as of September 30, 2004
$0.001 Par Value Class A Common Stock	24,069,000 Shares

ITransitional Small Business Disclosure Format (check one):	Yes [ ] No [X]

PART I FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets at September 30, 2004 and June 30, 2004	3
	Consolidated Statements of Operations for the three months ended September 30, 2004 and September 30, 2003 and for the Period May 7, 2002 to September 30, 2004	4
	Consolidated Statements of Cash Flows for the three months ended September 30, 2004 and September 30, 2003 and for the Period May 7, 2002 to September 30, 2004	5
	Consolidated Statements of Shareholders Equity from April 14, 1986 to September 30, 2004	7
	Notes to Consolidated Financial Statements	8
Item 2.	Management's Discussion and Analysis or Plan of Operation	11
Item 3.	Controls and Procedures
.
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	14
Item 2.	Changes in Securities	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Submission of Matters to a Vote of Security Holders	14
Item 5.	Other Information	14
Item 6.	Exhibits and Reports on Form 8-K	14
Signatures		15
Exhibits

Item 1. Financial Statements

ROCKY POINT PHARAMACEUTICALS INC.
(A Developmental Stage Company)

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

____________________________________________________________________________________

	SEPTEMBER 30	JUNE 30
	2004	2004
.
ASSETS
.
Current
Cash in Bank	$7,665	$514
Accounts Receivable	-
Inventory	58,844	61,244
.
TOTAL ASSETS	$66,509	$61,758
.
LIABILITIES
.
Current
Accounts Payable	$-	$253
Notes Payable to Related Parties	52,566	48,366
Accrued Interest on Notes Payable	2,123	-
.
TOTAL LIABILITIES	$54,689	$48,619
.
.
STOCKHOLDERS' EQUITY
.
Capital Stock
Authorized:
100,000,000 common shares with a par value of $0.001 per share
.
.
Issued and Outstanding:
24,069,000 common shares as of September 30, 2004
and June 30, 2004 respectively	24,069	24,069
.
Additional Paid in Capital	8,540	8,540
.
Accumulated Deficit	(20,789)	(19,470)
.
TOTAL STOCKHOLDERS' EQUITY	$11,820	$13,139
.
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$66,509	$61,758

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY POINT PHARAMACEUTICALS INC.
(A Developmental Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

________________________________________________________________________________

	THREE MONTHS ENDED		PERIOD
	SEPTEMBER 30		05/07/2002 to
	2004	2003	09/30/2004
.
Revenue
Net Sales	$13,965	$-	$13,965
Cost of Sales	4,930	-	4,930
.
Gross Profit	9,035	-	9,035
.
General and Administrative Expenses	18,317	-	37,787
Sales and Marketing Expenses	-	-	-
.
Total Expenses	18,317	-	37,787
.
Total Ordinary Income (Loss)	(9,282)	-	(28,752)
.
Other Income
Consulting Services	7,963	-	7,963
Extraordinary Gains	-	-	-
.
Total Other Income	7,963	-	7,963
.
Net Gain (Loss) for the Period	$(1,319)	$-	$(20,789)
.
Basic and Diluted Gain (Loss)
per Share	$(0.00)	$(0.00)	$
.
.
Weighted Average Number of Shares
Shares Outstanding	24,069,000	12,857,534

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY POINT PHARAMACEUTICALS INC.
(A Developmental Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

______________________________________________________________________

	THREE MONTHS ENDED		PERIOD
	SEPTEMBER 30		05/07/2002 to
	2004	2003	09/30/2004
.
Cash Flows from Operating Activities
Net Gain (Loss) for the Period	$(1,319)	$-	$(20,789)
.
Adjustements to Reconcile Net Gain (Loss)
to Net Cash Used by Operating Activities
.
Stock Issued for Expenses	-	69	12,069
Changes in Accounts Receivable	-	(69)	-
Changes in Inventory	2,400	-	2,400
Changes in Accounts Payable	(253)	(900)	(253)
Changes in Accrued Interest	2,123	-	2,123
.
Net Cash Provided (Used) by
Operating Activities	2,951	(900)	(4,450)
.
Cash Flows from Investing Activities
Proceeds from Luong Dae Transaction	-	-	-
Proceeds from Acquisition of Food for Health
International LLC	-	-	514
.
Net Cash Provided (Used) by
Investing Activities	0	0	514
.
Cash Flows from Financing Activities
Changes in Loans Payable	4,200	900	11,600
Changes in Line of Credit	-	-	-
.
Net Cash Provided (Used) by
Financing Activities	4,200	900	11,600
.
Increase (Decrease) in Cash	7,151	0	7,665
.
Cash at Beginning of Period	514	0	0
.
Cash at End of Period	$7,665	$0	$7,665
.
Cash Paid During Period for Interest	$-	$-	$-
.
Cash Paid During Period for Taxes	-	-	-

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY POINT PHARAMACEUTICALS INC.
(A Developmental Stage Company)

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(UNAUDITED)

				Deficit
				Accumulated	Total
	Common Stock,		Additional	During	Stockholders'
	$.001 par value		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficiency)
Shares issued to founders
in April 1986	1,000,000	$1,000	$1,000	$-	$2,000
.
Net loss for the period
April 14, 1986 (inception)
to December 31, 1986	-	-	-	(1,950)	(1,950)
.
Balances, December 31, 1986	1,000,000	1,000	1,000	(1,950)	50
.
Net income (loss) for the
year ended:
December 31, 1987	-	-	-	(10)	(10)
December 31, 1988	-	-	-	(10)	(10)
December 31, 1989	-	-	-	(10)	(10)
December 31, 1990	-	-	-	(10)	(10)
December 31, 1991	-	-	-	(10)	(10)
December 31, 1992	-	-	-	-	-
December 31, 1993	-	-	-	-	-
December 31, 1994	-	-	-	-	-
December 31, 1995	-	-	-	-	-
December 31, 1996	-	-	-	-	-
December 31, 1997	-	-	-	-	-
December 31, 1998	-	-	-	-	-
December 31, 1999	-	-	-	-	-
December 31, 2000	-	-	-	(850)	(850)
December 31, 2001	-	-	-	(3,600)	(3,600)
.
Balances, December 31, 2001	1,000,000	1,000	1,000	(6,450)	(4,450)

ROCKY POINT PHARAMACEUTICALS INC.
(A Developmental Stage Company)

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Continued)

(UNAUDITED)
				Deficit
				Accumulated	Total
	Common Stock,		Additional	During	Stockholders'
	$.001 par value		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficiency)
.
Balances, December 31, 2001	1,000,000	1,000	1,000	(6,450)	(4,450)
.
Net loss of Rocky Point
Pharmaceuticals, Inc. for
the period January 1, 2002
to June 26, 2002	-	-	-	(3,100)	(3,100)
Acquisition of Luong Dae
Solutions, Inc. on June 26, 2002
(reverse acquisition accounting)	11,000,000	11,000	(1,000)	9,550	19,550
.
Net loss of Luong Dae Solutions,
Inc. for the period May 7, 2002
(inception) to June 30, 2002	-	$-	$-	$(119,549)	$(119,549)
.
Balances, June 30, 2002	12,000,000	12,000	-	(119,549)	(107,549)
.
Shares issued to officer in
August 2002 for services	1,000,000	1,000	-	-	1,000
.
Return and cancellation of shares
in connection with disposition
of Luong Dae Solutions, Inc.
on March 31, 2003	(11,000,000)	(11,000)	-	-	(11,000)
.
Net income for the year ended
June 30, 2003	-	-	-	115,848	115,848
.
Balances, June 30, 2003	2,000,000	2,000	-	(3,701)	(1,701)

ROCKY POINT PHARAMACEUTICALS INC.
(A Developmental Stage Company)

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Continued)

(UNAUDITED)
				Deficit
				Accumulated	Total
	Common Stock,		Additional	During	Stockholders'
	$.001 par value		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficiency)
.
Balances, June 30, 2003	2,000,000	2,000	-	(3,701)	(1,701)
.
Shares issued on July 22, 2003	69,000	69	-	-	69
.
Shares issued to officer on
June 11, 2004 for services	11,000,000	11,000	-	-	11,000
.
Balances, June 30, 2003	2,000,000	2,000	-	(3,701)	(1,701)
.
Shares issued on July 22, 2003	69,000	69	-	-	69
.
Shares issued to officer on
June 11, 2004 for services	11,000,000	11,000	-	-	11,000
.
Acquisition of FFH International
on June 30, 2004	11,000,000	11,000	2,139	-	13,139
.
Forgiveness of loans payable by
officer on June 30, 2004	-	-	6,401	-	6,401
.
Net loss for the year ended
June 30, 2004	-	$-	$-	$(15,769)	$(15,769)
.
Balances, June 30, 2004	24,069,000	24,069	8,540	(19,470)	13,139
.
Net loss for the period ended
September 30, 2004	-	-	-	(1,319)	(1,319)
.
Balances September 30, 2004	24,069,000	24,069	8,540	(20,789)	11,820

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY POINT PHARAMACEUTICALS INC.
(A Developmental Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PREPARATION AND SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company's financial position and the results of its operations for the periods presented. This information should be read in conjunction with the Company's consolidated financial statements and notes thereto for the fiscal year ended June 30, 2004. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the annual financial statements for the fiscal year ended June 30, 2004, has been omitted. The results of operations for the three-month period ended September 30, 2004 are not necessarily indicative of results for the entire year ending June 30, 2005.

NOTE 2 OPERATIONS

Organization

The Company was incorporated in the State of Utah on April 14, 1986 under the name of Upsilon Inc. On December 30, 1993, the Company was dissolved as a Utah corporation and reincorporated in the State of Nevada. On July 21, 1995, the Company changed its name to TTN Capitol, Inc. On October 15, 1995, the Company changed its name to Wasatch Pharmaceutical, Inc., and on May 31, 2000 the Company changed its name to Rocky Point Pharmaceuticals, Inc. On June 30, 2004 the Company acquired, in a stock-for-stock exchange, 100% ownership of Food for Health International, LLC (“FFH”). With the acquisition of FFH, Rocky Point Pharmaceutical is a full-service supplier of quality nutritional supplements. The Company has a diverse line of products, a unique marketing strategy and proven leadership in the industry. The Company works closely with its customers, suppliers, and marketing partners to create innovative solutions ranging from product development through distribution and branding initiatives. The Company believes that while the industry is highly competitive, its products and marketing strategy create a highly profitable niche opportunity for significant growth and market share.

Developmental Stage Activities

The Company has been a development stage company. It has now acquired an operating company but remains in development stage due to the limited nature of operations of the acquired company.

NOTE 2 OPERATIONS (continued)

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $15,558 for the period from April 15, 1986 (date of inception) to September 30, 2004. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its operations. However, there is no assurance that the Company will be successful in accomplishing these objectives. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Other Income

The accompanying consolidated financial statements include an entry for Other Income in the amount of $7,963. This amount was a one-time occurrence for consulting services provided by the Company. Such services are not part of the Company's on-going operations and as such should not be expected to continue or reoccur in the future.

Inventory

Since the Company’s last annual report, we have determined that the inventory was overstated.  Upon acquisition of Food for Health LLC, the Company listed the value of the inventory at cost.  However, over the course of time, we have determined that aging and market conditions have substantially depreciated the inventory value.  We have therefore written the value of the inventory down to a current market value in accordance with GAAP guidelines.  Additionally, the Company is currently out-sourcing all manufacturing operations, thus the Company does not anticipate the consumption or use of our current raw materials inventories over the net several months which if unused may necessitate future write downs on the inventory value.

NOTE 3 RELATED PARTY TRANSACTIONS

Unless disclosed elsewhere in the financial statements, the following represents all significant balances and transactions entered into by the Company with its officers, directors, shareholders or with companies related by virtue of common ownership or common directors.

During the period ended September 30, 2004, one of the Company's directors advanced to the Company, short term loans totaling of $4,200. Notes payable as of September 30, 2004 includes $52,566 owing to this director for short term loans advanced to the Company. These notes bear interest at a rate of 10% per annum and are due on demand. As of September 30, 2004, $2,123 in interest charges have accrued on these notes.

These transactions were in the normal course of operations and were measured at the exchange amount, which represented the amount of consideration established and agreed to by the related parties.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Forward-looking Statements

The following is an analysis of the Company's results of operations and liquidity and capital resources. The Company cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements that may be deemed to have been made in this Report or that are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements which involve risks and uncertainties. Without limiting the generality of the foregoing, words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These risks include: risks of increases in the costs of the Company's merchandise and the continued availability of suitable merchandise; the Company's relationship with its suppliers, licensors and contributors; changes in preferences of customers; competitive and general economic factors in the markets in which the Company competes; the impact of and changes in government regulations such as restrictions or prohibitions relating to the contribution of charitable goods; competitive products, services and pricing; delays in production schedules; product life cycles; sale terms and conditions; financial market volatility affecting our stock price; litigation; and other factors discussed herein or from time to time in the Company's other filings with the Securities and Exchange Commission.

Additionally, these statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including, but not limited to, the Company's dependence on limited cash resources, and its dependence on certain key personnel within the Company. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

Results of Operations

Three Months Ended September 30, 2004 Compared With Three Months Ended September 30, 2003

OVERVIEW

The Company through its subsidiary Food For Health ("FFH"), is a full service provider of nutritional supplements dedicated to providing the most complete, comprehensive and safest food supplements available. The 9 a Day-Plus product, currently available via the Company's Internet web site at "www.foodforhealthint.com," is specifically formulated to address an individual's complete nutritional needs. Each daily pack is designed to provide the building blocks necessary for a body to function at its most optimum level, providing both energy and the ability to fight disease. The 9 a Day-Plus product provides the equivalent of nine servings of fruits and vegetables as well as important plant enzymes to optimize digestion, essential fatty acids for memory and healthy skin and hair, beneficial bacteria to improve immune function, the most absorbable minerals available, and a potent blend of antioxidants to combat aging and decrease cancer risk. A thirty day supply of the 9 a Day-Plus product sells for $57.50 and can be ordered on a monthly auto-ship basis. The Company anticipates a rollout of its other product offerings between October 2005 and January 2006. The Company also anticipates its infomercial and wellness programs being implemented by January 2006.

Prior to the merger with FFH the Company had no operational history. FFH'S operations began in September of 2003. In accordance with the Agreement and Plan of Reorganization which is attached to this report as Exhibit A and hereby incorporate by reference, Rocky Point Pharmaceuticals acquired all of the assets, liabilities, operating history and results of FFH. The consolidated financials of the Company thus reflect the nine months of operating history for FFH as well as all other activities of Rocky Point Pharmaceuticals. As the merger with FFH did not occur until June of 2004, comparative results with 2003 are not presented since the comparison would not be considered meaningful. Accordingly, discussions of operations will focus only on activities for the fiscal period from July through September 2004.

a) Revenues.

The Company reported gross revenues of $13,965 for the fiscal quarter which ended September 30, 2004, of which substantially all of our gross revenues were derived from Internet sales of the 9 a Day-Plus product. All sales to date have been generated only through the Company's Internet presence and unpaid promotional activities. The Company's planned marketing programs and promotional activities including the infomercial, the Internet search engine marketing, the Asian mail-order marketing, the corporate wellness programs, and the partnership with the Association of Gospel Ministries are anticipated to come online during the 2005 fiscal year. Once the planned marketing programs and promotional activities are implemented and we have more operational activity history, management will evaluate the effectiveness of the programs and the acceptance of the Company's product offerings in relation to our business plan.

b) Cost of Revenues.

The Company reported cost of revenues of $4,930 for the fiscal period which ended September 30, 2004. The cost of revenues primarily was attributable to the acquisition of raw materials and fulfillment expenses. Under the current scale of operations, the Company has not established a manufacturing operation and out-sources all phases of production. Consequently, the associated cost-of-goods-sold is higher than expected. We anticipate these expenses to continue to comprise a significant portion of our overall cost of revenues and remain high in comparison to our sales until the Company can increase its scale of operations and begin producing all products internally. We do not anticipate any substantive changes in operations for the next 12 months.

c) General and Administrative Expenses.

The Company reported general and administrative expenses of $18,317 for the fiscal period which ended September 30, 2004. The general and administrative expenses are primarily attributable to salaries and wages. The Company anticipates that wages and salaries will grow substantially over the next 24 months as the marketing programs come on line.

d) Inventory.

Because the Company is currently out-sourcing all manufacturing operations, a significant portion of the required raw materials are being provided by the manufacturer. Accordingly, the Company utilized only a small portion of its current inventories during the period. We anticipate that the Company will continue to purchase a substantial portion of our required raw materials from the manufacturer until we are able to establish our own manufacturing facilities. However, as previously stated, we do not anticipate any changes in operations over the next 12 months. Thus, we anticipate that much our current inventory will continue to be stored and unutilized by the Company during that period.

e) Other Income.

During the fiscal period which ended September 30, 2004, the Company realized Other Income in the amount of $7,963. This amount reflects a one-time occurrence for consulting services preformed by the Company. Such services are not part of the Company's on-going operations and as such should not be expected to continue or reoccur in the future.

f) Net Loss.

The Company reported a net loss of $1,319 for the fiscal period which ended September 30, 2004 as a result of the forgoing factors mentioned above. The quarterly loss was reduced on account of the Other Income generated by the Company that does not reflect the normal operations of the Company. Excluding this extra-ordinary income, the Company shows a net loss in the amount of $9,282. As we do not anticipate having any additional or reoccurring extra-ordinary income, the Company expects having an operating net loss for at least the next four to six quarters.

FACTORS THAT MAY AFFECT OPERATION RESULTS

The Company's operating results may vary significantly depending upon a number of factors, many of which are outside the control of management. General factors that may affect the Company's operating results include:

  Market acceptance of and changes in demand for nutritional supplements,
  Price competition within the Nutraceutical industry,
  General economic conditions,
  Research and study results concerning the effectiveness and recommended use of nutritional supplements,
  Consolidation or segmentation of the food and drug capsulation industry,
  Changes in governmental regulation, and
  Changes in consumer spending habits.

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

ITEM 3. CONTROLS AND PROCEDURES.

Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are, as of the date covered by this Quarterly Report, effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our principal executive officer and principal financial officer has determined that there have been no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, our internal controls over financial reporting.

ROCKY POINT PHARAMACEUTICALS INC.
(A Developmental Stage Company)

PART II OTHER INFORMATION

Item 1 Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submissions of Matters to Vote of Security Holders.

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

               Exhibit No.                                             Description
                ____________________________________________________________________________

                33.1         Rule 13(a)-14(a) / 15d-14(a) Certification by Chief Executive Officer (filed herewith).

                33.2         Rule 13(a)-14(a) / 15d-14(a) Certification by Chief Financial Officer (filed herewith).

                34.1         Section 1350 Certification of Chief Executive Officer (filed herewith).

                34.2         Section 2350 Certification of Chief Financial Officer (filed herewith).

(b) Reports on Form 8-K

None.

ROCKY POINT PHARAMACEUTICALS INC.
(A Developmental Stage Company)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKY POINT PHARMACEUTICALS INC.

Date:	March 21, 2006	By:	/s/ Mark J. Timothy
MARK J. TIMOTHY
President and Chief Executive Officer

		By:	/s/ Neil E. Crabtree
NEIL E. CRABTREE
Secretary, Treasurer and Chief Financial Officer

ROCKY POINT PHARAMACEUTICALS INC.
(A Developmental Stage Company)

Exhibit 33.1

CERTIFICATION BY CHIEF EXECUTIVE OFFICER
Pursuant to Rule 13(a)-14(a) / 15d-14(a)
 of the Securities and Exchange Act of 1934

      I, Mark Timothy certify that:

      1.   I have reviewed this annual report on Form 10-QSB of Rocky Point Pharmaceuticals, Inc. and subsidiary;

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

      b.   Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations; and

      c.   Disclosed in this report any changes in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

      5.   I have disclosed, based on my most recent evaluation, to the registrant’s auditors and registrant’s board of directors (or persons performing the equivalent functions):

      a.   All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

      b.   Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

March 21, 2006                                                      /s/ Mark J. Timothy,
                                                                              CEO, President and Director

ROCKY POINT PHARAMACEUTICALS INC.
(A Developmental Stage Company)

Exhibit 33.2

CERTIFICATION BY CHIEF FINANCIAL OFFICER
Pursuant to Rule 13(a)-14(a) / 15d-14(a)
 of the Securities and Exchange Act of 1934

      I, Neil E. Crabtree certify that:

      1.   I have reviewed this annual report on Form 10-QSB of Rocky Point Pharmaceuticals, Inc. and subsidiary;

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

      b.   Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations; and

      c.   Disclosed in this report any changes in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

      5.   I have disclosed, based on my most recent evaluation, to the registrant’s auditors and registrant’s board of directors (or persons performing the equivalent functions):

      a.   All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

      b.   Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

March 21, 2006                                                      /s/ Neil E. Crabtree
                                                                              CFO, Secretary, Treasurer and Director

ROCKY POINT PHARAMACEUTICALS INC.
(A Developmental Stage Company)

Exhibit 34.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of Rocky Point Pharmaceuticals, Inc.. ("Company") on Form 10-QSB for the period ended September 30, 2004 as filed with the Securities and Exchange Commission ("Report"), the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) that to his knowledge: (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

March 21, 2006                                                      /s/ Mark J. Timothy
                                                                              Chief Executive Officer

ROCKY POINT PHARAMACEUTICALS INC.
(A Developmental Stage Company)

Exhibit 34.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of Rocky Point Pharmaceuticals, Inc.. ("Company") on Form 10-QSB for the period ended September 30, 2004 as filed with the Securities and Exchange Commission ("Report"), the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) that to his knowledge: (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

March 21, 2006                                                      /s/ Neil Crabtree
                                                                              Chief Financial Officer