Form 10QSB
period 2004-12-31
ROCKY POINT PHARMACEUTICALS INC
filed 2006-03-23
CIK 853465

OMB Number: 3235-0416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (AMENDED) FOR THE QUARTERLY PERIOD ENDED:

DECEMBER 31, 2004
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

Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Class	Outstanding as of December 31, 2004
$0.001 Par Value Class A Common Stock	24,069,000 Shares

ITransitional Small Business Disclosure Format (check one):	Yes [ ] No [X]

PART I FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets at December 31, 2004 and June 30, 2004	3
	Consolidated Statements of Operations for the three and six month periodss ended December 31, 2004 and December 31, 2003 and for the Period May 7, 2002 to December 31, 2004	4
	Consolidated Statements of Cash Flows for the three and six month periods ended December 31, 2004 and December 31, 2003 and for the Period May 7, 2002 to December 31, 2004	5
	Consolidated Statements of Shareholders Equity from April 14, 1986 to December 31, 2004	7
	Notes to Consolidated Financial Statemetns	8
Item 2.	Management's Discussion and Analysis or Plan of Operations	11
Item 3.	Controls and Procedures	13
.
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	14
Item 2.	Changes in Securities	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Submission of Matters to a Vote of Security Holders	14
Item 5.	Other Information	14
Item 6.	Exhibits and Reports on Form 8-K	14
Signatures		15
Exhibits

Item 1. Financial Statements

ROCKY POINT PHARAMACEUTICALS INC.
(A Developmental Stage Company)

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

____________________________________________________________________________________

	DECEMBER 31	JUNE 30
	2004	2004
.
ASSETS
.
Current
Cash in Bank	$8,457	$514
Accounts Receivable	-
Inventory	62,528	61,244
.
TOTAL ASSETS	$70,985	$61,758
.
LIABILITIES
.
Current
Accounts Payable	$-	$253
Notes Payable to Related Parties	52,566	48,366
Accrued Interest on Notes Payable	3,448	-
.
TOTAL LIABILITIES	$56,014	$48,619
.
.
STOCKHOLDERS' EQUITY
.
Capital Stock
Authorized:
100,000,000 common shares with a par value of $0.001 per share
.
.
Issued and Outstanding:
24,069,000 common shares as of December 31, 2004
and June 30, 2004 respectively	24,069	24,069
.
Additional Paid in Capital	12,540	8,540
.
Accumulated Deficit	(21,638)	(19,470)
.
TOTAL STOCKHOLDERS' EQUITY	$14,971	$13,139
.
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$70,985	$61,758

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY POINT PHARAMACEUTICALS INC.
(A Developmental Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

________________________________________________________________________________

	THREE MONTHS ENDING		SIX MONTHS ENDING		PERIOD
	DECEMBER 31		DECEMBER 31		05/07/2002
	2004	2003	2004	2003	to 12/31/2004
Revenue
Net Sales	$15,165	$-	29,130	-	$29,130
Cost of Sales	5,937	-	10,866	-	10,866
Gross Profit	9,228	-	18,263	-	18,263

General and Administrative Expenses	11,577	-	29,894	-	49,364

Total Ordinary Income (Loss)	(2,349)	-	(11,631)		(31,101)

Other Income
Consulting Services	1,500	-	9,463	-	9,463
Extraordinary Gains	-	-	-	-	-
Total Other Income	1,500		9,463		9,463

Net Gain (Loss) For The Period	$(849)	$-	(2,168)	-	$(21,638)

Basic And Diluted Gain (Loss)
Per Share	$0.00	$(0.00)	(0.00)	(0.00)

Weighted Average
Number Of Shares
Outstanding	24,069,000	13,069,000	24,069,000	13,069,000

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY POINT PHARAMACEUTICALS INC.
(A Developmental Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

______________________________________________________________________

	THREE MONTHS ENDING		SIX MONTHS ENDING		PERIOD
	DECEMBER 31		DECEMBER 31		05/07/2002
	2004	2003	2004	2003	to 12/31/2004
Cash Flows From Operating Activities
Net Gain (Loss) for the period	$(849)	$-	$(2,168)	$-	$(21,638)

Adjustments To Reconcile Net Loss To Net
Cash Used By Operating Activities

Stock Issued for Expenses	-	-	-	-	12,069
Change in Accounts Receivable	-	-	-	(69)	-
Change in Inventory	(3,684)	-	(1,284)	-	(1,284)
Change in Accounts Payable	-		(253)	(900)	(253)
Change in Pre-Paid Expenses	-	(2,000)	-	(2,000)	-
Changes in Accrued Expenses	1,325		3,448		3,448

Net Cash Provided (Used) By Operating Activities	(3,208)	0	(257)	(69)	(7,658)

Cash Flows From Investing Activities
Proceeds from Luong Dae Solutions Transaction	-	-	-	-	-
Cash from Acquisition of Food for Health LLC	-	-	-	-	514

Net Cash Provided (Used) From Investing Activities	0	0	0	0	514

Cash Flows From Financing Activities
Changes in Loans Payable	-	2,000	4,200	2,900	11,600
Change in Additional Paid-In Capital	4,000	-	4,000	-	4,000
Changes in Line of Credit	-	-	-	-	-

Net Cash Provided (Used) From Financing Activities	4,000	0	8,200	0	15,600

(Decrease) Increase In Cash	792	0	7,943	69	8,457

Cash, Beginning Of Period	7,665	0	514	0	0

Cash, End Of Period	$8,457	0	$8,457	$0	$8,457
Cash Paid During The Period For
Interest paid	$-	$-	$-	$-	$-
Income taxes paid	-	-	-	-	-

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

ROCKY POINT PHARAMACEUTICALS INC.
(A Developmental Stage Company)

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Continued)

(UNAUDITED)
				Deficit
				Accumulated	Total
	Common Stock,		Additional	During	Stockholders'
	$.001 par value		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficiency)
.
Balances, June 30, 2003	2,000,000	2,000	-	(3,701)	(1,701)
.
Shares issued on July 22, 2003	69,000	69	-	-	69
.
Shares issued to officer on
June 11, 2004 for services	11,000,000	11,000	-	-	11,000
.
Balances, June 30, 2003	2,000,000	2,000	-	(3,701)	(1,701)
.
Shares issued on July 22, 2003	69,000	69	-	-	69
.
Shares issued to officer on
June 11, 2004 for services	11,000,000	11,000	-	-	11,000
.
Acquisition of FFH International
on June 30, 2004	11,000,000	11,000	2,139	-	13,139
.
Forgiveness of loans payable by
officer on June 30, 2004	-	-	6,401	-	6,401
.
Net loss for the year ended
June 30, 2004	-	$-	$-	$(15,769)	$(15,769)
.
Balances, June 30, 2004	24,069,000	24,069	8,540	(19,470)	13,139
.
Net loss for the period ended
December 31, 2004	-	-	-	(2,168)	(2,168)
.
Balances December 31, 2004	24,069,000	24,069	8,540	(21,638)	14,971

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY POINT PHARAMACEUTICALS INC.
(A Developmental Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PREPARATION AND SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company's financial position and the results of its operations for the periods presented. This information should be read in conjunction with the Company's consolidated financial statements and notes thereto for the fiscal year ended June 30, 2004. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the annual financial statements for the fiscal year ended June 30, 2004, has been omitted. The results of operations for the three-month period ended December 31, 2004 are not necessarily indicative of results for the entire year ending June 30, 2005.

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

NOTE 2 OPERATIONS (continued)

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $21,638 for the period from May 7, 1986 to December 30, 2004. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its operations. However, there is no assurance that the Company will be successful in accomplishing these objectives. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Other Income

The accompanying consolidated financial statements include an entry for Other Income in the amount of $7,963 during the fiscal period from July 1, 2004 and $1,500 during the fiscal period from October 1, 2004 to December 31, 2004 for a total of $9,463 sinc ethe Company's last annual report. Thess amounts were recieved for consulting services provided by the Company. Such services are not part of the Company's on-going operations and as such should not be expected to continue or reoccur in the future.

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

During the course of time the Company's directors have advanced to the Company, short term loans to cover expenses. Notes payable as of December 31, 2004 includes $52,566 owing to one of the directors for such short term loans advanced to the Company. These notes bear interest at a rate of 10% per annum and are due on demand. As of December 31, 2004, $3,448 in interest charges have accrued on these notes.

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

RESULTS OF OPERATIONS

For the Three and Six Month Periods Ended December 31, 2004 Compared With the Three and Six Month Periods Ended December 31, 2003

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

Prior to the merger with FFH the Company had no operational history. FFH'S operations began in September of 2003. In accordance with the Agreement and Plan of Reorganization which is attached to this report as Exhibit A and hereby incorporate by reference, Rocky Point Pharmaceuticals acquired all of the assets, liabilities, operating history and results of FFH. The consolidated financials of the Company thus reflect the nine months of operating history for FFH as well as all other activities of Rocky Point Pharmaceuticals. As the merger with FFH did not occur until June of 2004, comparative results with 2003 are not presented since the comparison would not be considered meaningful. Accordingly, discussions of operations will focus only on activities for the fiscal period from July through December 2004.

a) Revenues.

The Company reported gross revenues of $15,164 for the fiscal quarter which ended Deceember 31, 2004, and $29,129 for the period beginning July 1, 2004 and ending December 31, 2004. These revenues were derived exclusively from sales of the 9 a Day-Plus product. All sales to date have been generated only through the Company's Internet presence and unpaid promotional activities. The Company's planned marketing programs and promotional activities including the infomercial, the Internet search engine marketing, the Asian mail-order marketing, the corporate wellness programs, and the partnership with the Association of Gospel Ministries are anticipated to come online during the 2005 fiscal year. Once the planned marketing programs and promotional activities are implemented and we have more operational activity history, management will evaluate the effectiveness of the programs and the acceptance of the Company's product offerings in relation to our business plan.

b) Cost of Revenues.

The Company reported cost of revenues of $5,937 for the fiscal period which ended December 31, 2004, and $10,866 for the period beginning July 1, 2004 and ending December 31, 2004. The cost of revenues primarily was attributable to the acquisition of raw materials and fulfillment expenses. Under the current scale of operations, the Company has not established a manufacturing operation and out-sources all phases of production. Consequently, the associated cost-of-goods-sold is higher than expected. We anticipate these expenses to continue to comprise a significant portion of our overall cost of revenues and remain high in comparison to our sales until the Company can increase its scale of operations and begin producing all products internally. We do not anticipate any substantive changes in operations for the next 12 months.

c) General and Administrative Expenses.

The Company reported general and administrative expenses of $11,577 for the fiscal period which ended December 31, 2004, and $29,894 for the period beginning July 1, 2004 and ending December 31, 2004. The general and administrative expenses are primarily attributable to salaries and wages. The Company anticipates that wages and salaries will grow substantially over the next 24 months as the marketing programs come on line.

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

e) Other Income.

During the fiscal period which ended December 31, 2004, the Company realized Other Income in the amount of $1,500 and $9,463 for the period beginning July 1, 2004 and ending December 31, 2004. These amount reflect extraordinary income for consulting services preformed by the Company. Such services are not part of the Company's on-going operations and as such should not be expected to continue or reoccur in the future.

f) Net Loss.

The Company reported a net loss of $849 for the fiscal period which ended December 31, 2004, and a net loss of $2,168 for the period beginning July 1, 2004 and ending December 31, 2004. These losses were the result of the forgoing factors mentioned above. The quarterly loss was reduced on account of the Other Income generated by the Company that does not reflect the normal operations of the Company. Excluding this extra-ordinary income, the Company shows a net loss in the amount of $11,631 for the six month period ending December 31, 2004. As we do not anticipate having any additional or reoccurring extra-ordinary income, the Company expects having an operating net loss for at least the next four to six quarters.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

               Exhibit No.                                             Description
                ____________________________________________________________________________

                35.1         Rule 13(a)-14(a) / 15d-14(a) Certification by Chief Executive Officer (filed herewith).

                35.2         Rule 13(a)-14(a) / 15d-14(a) Certification by Chief Financial Officer (filed herewith).

                36.1         Section 1350 Certification of Chief Executive Officer (filed herewith).

                36.2         Section 2350 Certification of Chief Financial Officer (filed herewith).

(b) Reports on Form 8-K

None.

ROCKY POINT PHARAMACEUTICALS INC.
(A Developmental Stage Company)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKY POINT PHARMACEUTICALS INC.

Date:	March 22, 2006	By:	/s/ Mark J. Timothy
MARK J. TIMOTHY
President and Chief Executive Officer

		By:	/s/ Neil E. Crabtree
NEIL E. CRABTREE
Secretary, Treasurer and Chief Financial Officer

ROCKY POINT PHARAMACEUTICALS INC.
(A Developmental Stage Company)

Exhibit 35.1

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

March 22, 2006                                                      /s/ Mark J. Timothy,
                                                                              CEO, President and Director

ROCKY POINT PHARAMACEUTICALS INC.
(A Developmental Stage Company)

Exhibit 35.2

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

March 22, 2006                                                      /s/ Neil E. Crabtree
                                                                              CFO, Secretary, Treasurer and Director

ROCKY POINT PHARAMACEUTICALS INC.
(A Developmental Stage Company)

Exhibit 36.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of Rocky Point Pharmaceuticals, Inc.. ("Company") on Form 10-QSB for the period ended December 31, 2004 as filed with the Securities and Exchange Commission ("Report"), the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) that to his knowledge: (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

March 22, 2006                                                      /s/ Mark J. Timothy
                                                                              Chief Executive Officer

ROCKY POINT PHARAMACEUTICALS INC.
(A Developmental Stage Company)

Exhibit 36.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of Rocky Point Pharmaceuticals, Inc.. ("Company") on Form 10-QSB for the period ended December 31, 2004 as filed with the Securities and Exchange Commission ("Report"), the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) that to his knowledge: (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

March 22, 2006                                                      /s/ Neil Crabtree
                                                                              Chief Financial Officer