Form 10QSB
period 2005-03-31
ROCKY POINT PHARMACEUTICALS INC
filed 2006-03-23
CIK 853465

OMB Number: 3235-0416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (AMENDED) FOR THE QUARTERLY PERIOD ENDED:

MARCH 31, 2005
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

Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Class	Outstanding as of December 31, 2004
$0.001 Par Value Class A Common Stock	24,069,000 Shares

ITransitional Small Business Disclosure Format (check one):	Yes [ ] No [X]

PART I FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets at March 31, 2005 and June 30, 2004	3
	Consolidated Statements of Operations for the three and nine month periodss ended March 31, 2005 and March 31, 2004 and for the Period May 7, 2002 to March 31, 2005	4
	Consolidated Statements of Cash Flows for the three and nine month periods ended March 31, 2005 and March 31, 2004 and for the Period May 7, 2002 to March 31, 2005	5
	Consolidated Statements of Shareholders Equity from April 14, 1986 to March 31, 2005	7
	Notes to Consolidated Financial Statements	8
Item 2.	Management's Discussion and Analysis or Plan of Operation	11
Item 3	Controls and Proceedures	15
.
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	15
Item 2.	Changes in Securities	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 5.	Other Information	15
Item 6.	Exhibits and Reports on Form 8-K	15
Signatures		16
Exhibits

Item 1. Financial Statements

ROCKY POINT PHARAMACEUTICALS INC.
(A Developmental Stage Company)

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

____________________________________________________________________________________

	MARCH 31	JUNE 30
	2005	2004
.
ASSETS
.
Current
Cash in Bank	$2,176	$514
Accounts Receivable	-
Inventory	90,355	61,244
.
TOTAL ASSETS	$92,531	$61,758
.
LIABILITIES
.
Current
Accounts Payable	$-	$253
Notes Payable to Related Parties	86,066	48,366
Accrued Interest on Notes Payable	4,789	-
.
TOTAL LIABILITIES	$90,855	$48,619
.
.
STOCKHOLDERS' EQUITY
.
Capital Stock
Authorized:
100,000,000 common shares with a par value of $0.001 per share
.
.
Issued and Outstanding:
24,069,000 common shares as of December 31, 2004
and June 30, 2004 respectively	24,069	24,069
.
Additional Paid in Capital	12,540	8,540
.
Accumulated Deficit	(34,933)	(19,470)
.
TOTAL STOCKHOLDERS' EQUITY	$1,676	$13,139
.
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$92,531	$61,758

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY POINT PHARAMACEUTICALS INC.
(A Developmental Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

________________________________________________________________________________

	THREE MONTHS ENDING		NINE MONTHS ENDING		PERIOD
	MARCH 31		MARCH 31		05/07/2002
	2005	2004	2005	2004	to 03/31/2005
Revenue
Net Sales	$10,830	$-	39,959	-	$39,959
Cost of Sales	4,627	-	15,628	-	15,628
Gross Profit	6,067	-	24,331	-	24,331

General and Administrative Expenses	19,362	3,200	49,257	3,200	68,726

Total Ordinary Income (Loss)	(2,349)	-	(24,926)		(44,395)

Other Income
Consulting Services	1,500	-	9,463	-	9,463
Extraordinary Gains	-	-	-	-	-
Total Other Income	1,500		9,463		9,463

Net Gain (Loss) For The Period	$(849)	$(3,200	(15,463)	(3,200)	$(34,933)

Basic And Diluted Gain (Loss)
Per Share	$0.00	$(0.00)	(0.00)	(0.00)

Weighted Average
Number Of Shares
Outstanding	24,069,000	13,069,000	24,069,000	13,069,000

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY POINT PHARAMACEUTICALS INC.
(A Developmental Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

______________________________________________________________________

	THREE MONTHS ENDING		NINE MONTHS ENDING		PERIOD
	MARCH 31		MARCH 31		05/07/2002
	2005	2004	2005	2004	to 03/31/2005
Cash Flows From Operating Activities
Net Gain (Loss) for the period	$(13,295)	$(3,200)	$(15,463)	$(3,200)	$(34,933)

Adjustments To Reconcile Net Loss To Net
Cash Used By Operating Activities

Stock Issued for Expenses	-	-	-	69	12,069
Change in Accounts Receivable	-	-	-	(69)	-
Change in Inventory	(27,827)	-	(29,111)	-	(29,111)
Change in Accounts Payable	-		(253)	(900)	(253)
Change in Pre-Paid Expenses	-	2,000	-		-
Changes in Accrued Expenses	1,325		4,789		4,789

Net Cash Provided (Used) By Operating Activities	(39,781)	0	(40,038)	(4,100)	(47,439)

Cash Flows From Investing Activities
Proceeds from Luong Dae Solutions Transaction	-	-	-	-	-
Cash from Acquisition of Food for Health LLC	-	-	-	-	514

Net Cash Provided (Used) From Investing Activities	0	0	0	0	514

Cash Flows From Financing Activities
Changes in Loans Payable	33,500	1,200	37,700	4,100	45,100
Change in Additional Paid-In Capital	-	-	4,000	-	4,000
Changes in Line of Credit	-	-	-	-	-

Net Cash Provided (Used) From Financing Activities	33,500	1,200	41,700	4,100	49,100

(Decrease) Increase In Cash	(6,281)	0	1,662	0	2,176

Cash, Beginning Of Period	8,457	0	514	0	0

Cash, End Of Period	$2,176	0	$2,176	$0	$2,176
Cash Paid During The Period For
Interest paid	$-	$-	$-	$-	$-
Income taxes paid	-	-	-	-	-

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

ROCKY POINT PHARAMACEUTICALS INC.
(A Developmental Stage Company)

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Continued)

(UNAUDITED)
				Deficit
				Accumulated	Total
	Common Stock,		Additional	During	Stockholders'
	$.001 par value		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficiency)
.
Balances, June 30, 2003	2,000,000	2,000	-	(3,701)	(1,701)
.
Shares issued on July 22, 2003	69,000	69	-	-	69
.
Shares issued to officer on
June 11, 2004 for services	11,000,000	11,000	-	-	11,000
.
Balances, June 30, 2003	2,000,000	2,000	-	(3,701)	(1,701)
.
Shares issued on July 22, 2003	69,000	69	-	-	69
.
Shares issued to officer on
June 11, 2004 for services	11,000,000	11,000	-	-	11,000
.
Acquisition of FFH International
on June 30, 2004	11,000,000	11,000	2,139	-	13,139
.
Forgiveness of loans payable by
officer on June 30, 2004	-	-	6,401	-	6,401
.
Net loss for the year ended
June 30, 2004	-	$-	$-	$(15,769)	$(15,769)
.
Balances, June 30, 2004	24,069,000	24,069	8,540	(19,470)	13,139
.
Net loss for the period ended
March 31, 2005	-	-	-	(15,463)	(15,463)
.
Balances March 31, 2005	24,069,000	24,069	8,540	(34,933)	1,676

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY POINT PHARAMACEUTICALS INC.
(A Developmental Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PREPARATION AND SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company's financial position and the results of its operations for the periods presented. This information should be read in conjunction with the Company's consolidated financial statements and notes thereto for the fiscal year ended June 30, 2004. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the annual financial statements for the fiscal year ended June 30, 2004, has been omitted. The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of results for the entire year ending June 30, 2005.

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

NOTE 2 OPERATIONS (continued)

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $34,933 for the period from May 7, 1986 to March 31, 2005. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its operations. However, there is no assurance that the Company will be successful in accomplishing these objectives. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

During the course of time the Company's directors have advanced to the Company, short term loans to cover expenses. Notes payable as of March 31, 2005 includes $85,066 owing to one of the directors for such short term loans advanced to the Company. These notes bear interest at a rate of 10% per annum and are due on demand. As of March 31, 2005, $4,789 in interest charges have accrued on these notes.

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

RESULTS OF OPERATIONS

For the Three and Nine Month Periods Ended March 31, 2005 Compared With the Three and Nine Month Periods Ended March 31, 2004

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

Prior to the merger with FFH the Company had no operational history. FFH'S operations began in September of 2003. In accordance with the Agreement and Plan of Reorganization which is attached to this report as Exhibit A and hereby incorporate by reference, Rocky Point Pharmaceuticals acquired all of the assets, liabilities, operating history and results of FFH. The consolidated financials of the Company thus reflect the nine months of operating history for FFH as well as all other activities of Rocky Point Pharmaceuticals. As the merger with FFH did not occur until June of 2004, comparative results with the period ended March 31, 2004 are not presented since the comparison would not be considered meaningful. Accordingly, discussions of operations will focus only on activities for the fiscal period from July 1, 2004 through March 31, 2005.

a) Revenues.

The Company reported gross revenues of $10,829 for the fiscal quarter which ended March 31, 2005, and $39,959 for the period beginning July 1, 2004 and ending March 31, 2005. These revenues were derived exclusively from sales of the 9 a Day-Plus product. All sales to date have been generated only through the Company's Internet presence and unpaid promotional activities. The Company's planned marketing programs and promotional activities including the infomercial, the Internet search engine marketing, the Asian mail-order marketing, the corporate wellness programs, and the partnership with the Association of Gospel Ministries are anticipated to come online between January 2006 and July 2007. Once the planned marketing programs and promotional activities are implemented and we have more operational activity history, management will evaluate the effectiveness of the programs and the acceptance of the Company's product offerings in relation to our business plan.

b) Cost of Revenues.

The Company reported cost of revenues of $4,762 for the fiscal period which ended March 31, 2005, and $15,628 for the period beginning July 1, 2004 and ending March 31, 2005. The cost of revenues primarily was attributable to the acquisition of raw materials and fulfillment expenses. Under the current scale of operations, the Company has not established a manufacturing operation and out-sources all phases of production. Consequently, the associated cost-of-goods-sold is higher than expected. We anticipate these expenses to continue to comprise a significant portion of our overall cost of revenues and remain high in comparison to our sales until the Company can increase its scale of operations and begin producing all products internally. We do not anticipate any substantive changes in operations for the next 12 months.

c) General and Administrative Expenses.

The Company reported general and administrative expenses of $19,362 for the fiscal period which ended March 31, 2005, and $49,256 for the period beginning July 1, 2004 and ending March 31, 2005. The general and administrative expenses are primarily attributable to salaries and wages. The Company anticipates that wages and salaries will grow substantially over the next 24 months as the marketing programs come on line.

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

f) Net Loss.

The Company reported a net loss of $13,294 for the fiscal period which ended March 31, 2005, and a net loss of $15,463 for the period beginning July 1, 2004 and ending March 31, 2005. These losses were the result of the forgoing factors mentioned above. The quarterly loss was reduced on account of the Other Income generated by the Company that does not reflect the normal operations of the Company. Excluding this extra-ordinary income, the Company shows a net loss in the amount of $26,426 for the nine month period ending March 31, 2005. As we do not anticipate having any additional or reoccurring extra-ordinary income, the Company expects having an operating net loss for at least the next four to six quarters.

FACTORS THAT MAY AFFECT FOOD FOR HEALTH OPERATION'S RESULTS

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

ADDITIONAL BUSINESS OPERATIONS AND ACTIVITIES

                During the period ending March 31, 2005 the Company has developed a plan of operations for the development and implantation of an online classified business under the name of Ads 4 Sale Online (“Ads 4 Sale”).  Initially the business activities of Ads 4 Sale will be operated as a separate division, but will be managed under the direction of the Company’s current officers and directors.

a)             Overview of Business Plan

                Ads 4 Sale will specialize in marketing online classified advertising in local media markets.  The Company will partner with offline media sources (radio, television or newspapers) in the top fifty media markets in the United States to offer a locally branded online classified marketplace.  The Company will offer local media companies a reliable, high-quality alternative to in-house resources for online classified advertising.

                Within each media market, Ads 4 Sale will focus our sales efforts on small to medium sized local businesses which are looking for a local venue to advertise and sell their products.  Our secondary market will include selling advertising space on our classified websites to national companies looking for a local audience.  One of the Company’s primary objectives is to establish ourselves as the premier provider of classified advertising in the country.

                Industry competition comes in several forms, the most significant being print media companies which are the entrenched leaders in local classified advertising.  There are also online classified companies which provide a variety of local and national classified services.  Consequently, the Company anticipates that competition for its online services will be intense.

b)            Objectives

                The Company's objective is to create an online classified media marketplace which is local in nature but global in reach.  We hope to effectively integrate offline media sources (television, radio and newspapers) with our online classified media media marketing system to capture a portion of the burgeoning local online advertising market.  To effectuate this process the Company will attempt to initiate contractual relationships with media partners in the top 50 US media markets in order to develop local online classified marketplaces.

c)             Start Up Summary
                The Company anticipates rolling out the business operations in three phases.  During Phase One, we will work to establish medial alliances and develop online operations for 10 of the top 20 US media markets.   Our goal is to complete this phase over the next two to three years.  If the Company is able to successfully complete Phase One, we will then work to market and establish license agreements with independent operators for approximately 20 additional media markets across the United States.  The Company hopes to achieve this objective within three to four years after completing Phase One.  Phase Three will include both the establishment of additional internally managed markets and engaging additional licensees for smaller market areas.  Eventually, the Company hopes to have local online classified operations in each of the top 50 US media markets.

                The Company estimate that start up capital requirements will range between $375,000 and $500,000.  These funds will be used to develop software, establish technology facilities; a telemarketing center; and branch offices in the first ten media markets.   Additionally, funds will be used to hire sales staffs and programmers and to ensure that the company is adequately capitalized during Phase One of operations.

d)            Risk Factors

                The Company anticipates that there are numerous risk factors that may affect the likelihood of success or failure as well as the Company’s financial performance.  These factors include, but are not limited to the following:

  The Company’s ability to raise the required start-up capital;
  The Company’s ability to effectuate contractual relationships with major media partners;
  The Company’s ability to properly staff the operation;
  The Company’s ability to develop and maintain adequate computer software and hardware systems;
  Market acceptance of the local online advertising model in the various media markets; and
  Overcoming the competitive advantages of current providers of both print media and other online classified services.

e)             Implementation Plan

                The Company is currently seeking investment capital to fund the initial phase of operations for the Ads 3 Sale online classified services.  If the Company is successful in raising the required capital, we will begin to implement the business plan as previously outlined.  The Company is also conducting market research and preparing pro-forma financial statements for the proposed operations.  The results of our research as well as the pro-forma financials are expected to be available by September 2005.

ROCKY POINT PHARAMACEUTICALS INC.
(A Developmental Stage Company)

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

               Exhibit No.                                             Description
                ____________________________________________________________________________

                37.1         Rule 13(a)-14(a) / 15d-14(a) Certification by Chief Executive Officer (filed herewith).

                37.2         Rule 13(a)-14(a) / 15d-14(a) Certification by Chief Financial Officer (filed herewith).

                38.1         Section 1350 Certification of Chief Executive Officer (filed herewith).

                38.2         Section 2350 Certification of Chief Financial Officer (filed herewith).

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

Exhibit 37.1

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

Exhibit 37.2

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

Exhibit 38.1

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

Exhibit 38.2

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