Form 10KSB
period 2005-06-30
ROCKY POINT PHARMACEUTICALS INC
filed 2006-04-13
CIK 853465

OMB Number: 3235-0420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (AMENDED) FOR THE FISCAL YEAR ENDED:

JUNE 30, 2005
or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
[ ]	FROM __________ TO __________

COMMISSION FILE NUMBER 33-55254-09

ROCKY POINT PHARMACEUTICALS, INC.
(Exact Name of registrant as specified in its charter)

NEVADA	87-0434293
(State or other jurisdiction of incorporation )	(I.R.S. Employer Identification Number)

220 East 3900 South, Suite 14
Salt Lake City, Utah 84107
(Address of principal executive offices)

(801) 685-0300
(Registrant's Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act.	[X]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statemetns incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.	Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year:	$0

State the aggregate market value of the voting and non-voting common equity held by non-affilites computed by reference to the price at which the common equity was sold, or the average bid and asked price for such common equity, as of a specific date within the past 60 days.
$0

State number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding as of June 30, 2005
$0.001 Par Value Class A Common Stock	24,069,000 Shares

Transitional Small Business Disclosure Format (check one):	Yes [ ] No [X]

Documents Incorporated by Reference:	None

PART I

PART I

Item 1. DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT

      Rocky Point Pharmaceuticals, Inc., (hereinafter “the Company”) was incorporated in the State of Utah on April 14, 1986 under the name of Upsilon Inc. On December 30, 1993, the Company was dissolved as a Utah corporation and reincorporated in the State of Nevada. On July 21, 1995, the Company changed its name to TTN Capitol, Inc.  On October 15, 1995, the Company changed its name to Wasatch Pharmaceutical, Inc., and on May 31, 2000 the Company changed its name to Rocky Point Pharmaceuticals, Inc.  On June 26, 2002, the Company acquired Luong Dae Solutions, Inc., as a wholly-owned subsidiary, and on March 31, 2003 the Company divested its interest in Luong Dae Solutions, Inc.  On June 30, 2004 the Company acquired, in a stock-for-stock exchange, 100% ownership of Food for Health International, LLC (“FFH”).  However, under the Agreement and Plan of Organization, FFH was required to achieve a minimum sales volume which it failed to meet.  In accordance with the Agreement, upon failure to meet the performance requirement, the stock of FFH along with all of the associated assets, liabilities, and business activities were to be returned to FFH’s original shareholder and the Company’s shares issued in exchange for the acquisition of FFH were to be canceled.  Accordingly, subsequent to June 30, 2005, all financial and business contracts, agreements, obligations, and other arrangements between the Company and FFH are effectively dissolved.  Therefore, the Company’s only ongoing business operations involve the development and marketing of the online classified business under the trade name Ads 4 Sale Online, (“Ads 4 Sale”).

BUSINESS OF THE REGISTRANT

      As of June 30, 2005, FFH’s business activities are no longer associated with the Company in any way and the Company’s only ongoing business operations involve the development and marketing of the online classified business.  The Company does not anticipate seeking or developing any other business operations or activities, but focusing solely on the online classified business.   The development of this venture may take many forms including the internal development of resources and assets or the acquisition of an existing business or the acquisition of assets to obtain the necessary resources and assets. In either case, the Company's management expects to remain involved as part of the executive management team.  However, the Company does anticipate the need to hire and retain additional but presently unidentified individuals to fulfill all necessary functions as the business grows and develops over time.

a)   Overview.

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

c)   Start Up.

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

d)   Risk Factors

      The Company anticipates that there are numerous risk factors that may affect the likelihood of success or failure as well as the Company’s financial performance.  These factors include, but are not limited to the following:

•    The Company’s ability to raise the required start-up capital;
•    The Company’s ability to effectuate contractual relationships with major media partners;
•    The Company’s ability to properly staff the operation;
•    The Company’s ability to develop and maintain adequate computer software and hardware systems;
•    Market acceptance of the local online advertising model in the various media markets; and
•    Overcoming the competitive advantages of current providers of both print media and other online classified services.

e)   Implementation Plan

      The Company is currently seeking investment capital to fund the initial phase of operations for the Ads 4 Sale online classified services.  If the Company is successful in raising the required capital, we will begin to implement the business plan as previously outlined.  The Company is also conducting market research and preparing pro-forma financial statements for the proposed operations.  The results of our research as well as the pro-forma financials are expected to be available by March 2006.  However, as a currently unfunded venture, the Company will be extremely limited in its ability to implement the plan of operations.  To offset this difficulty, the Company's officers, directors and major shareholder have undertaken to make loans to the Company in amounts sufficient to enable it to satisfy its current and ongoing operations, and to commence, on a limited basis, the process of implementing the business plan.

     No assurance can be given as to if or when the Company may obtain the start up capital necessary to fully implement the plan of operations.  The Company may seek funding either directly or indirectly through an interest in a partnership, corporation or reorganization.  However, it is most likely that the Company will acquire the necessary resources and assets involving the issuance of the Company's restricted securities.  Any such issuance may substantially dilute the percentage of equity ownership to the shareholders and could result in a change in control of the corporation.  Generally, the issuance of securities in the acquisition of assets would be undertaken in reliance upon one or more exemptions from the registration provisions of applicable federal securities laws, including the exemptions provided for non-public or limited offerings, distributions to persons resident in only one state and similar exemptions provided by state law.  Shares issued in the acquisition of assets based upon these exemptions would be considered "restricted" securities under the 1933 Act, and would not be available for resale for a period of one year, in accordance with Rule 144 promulgated under the 1933 Act. However, at the discretion of the management team, the Company might undertake certain registration options in connection with the issuance of such securities.

ITEM 2.     DESCRIPTION OF PROPERTIES.

      The Company owns no properties and utilizes office space on a rent-free basis.  This arrangement is expected to continue until such time as the Company becomes involved in a new business venture which necessitates its relocation, as to which no assurances can be given.  The Company has no agreements with respect to the maintenance or future acquisitions of office facilities, however, if a successful merger or acquisition is negotiated, it is anticipated that the Company will be moved to that of the acquired company.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      There currently is not a trading market for the Company's $.001 par value common stock.  As of June 30, 2005, there were about 761 shareholders of record of the Company's common stock. The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Note:    The following discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with, its audited financial statements and related notes included elsewhere in this Form 10-KSB, which have been prepared in accordance with accounting principals generally accepted in the United States.

      Following the dissolution from its prior subsidiary FFH, the Company’s only ongoing business operations involve the development of an online classified business under the name Ads 4 Sale Online.  This business is, however still in the development stage and has no current revenues or other income streams.  The Company has no liquidity and limited capital resources.  The Company has no contracts with either advertisers or potential media partners.  Further, the Company is staffed on by the current management team which has very limited knowledge and experience in either online business operations or the classified advertising business.  Thus, all risks inherent in new and inexperienced enterprises are inherent in the Company's business.  However, based on current economic and regulatory conditions, Management believes that it is possible, if not probable, that the Company, even with limited assets or liabilities, may be able to develop the online classified business or negotiate an acquisition of resources or assets that will enable the Company’s operations to become viable.

CONTINUING OPERATIONS

     Excluding FFH’s operations, the Company had no revenues, cost of revenues, or other income or expenses during the 2004 and 2005 fiscal years.  However, in relation to the Company’s maintenance and reporting of its financial condition and its development of the online classified business, the Company incurred and reported general and administrative expenses of $4,000 for the fiscal year which ended June 30, 2005 as compared with $15,769 for the fiscal year which ended June 30, 2004.  The administrative expenses during the 2004 fiscal year were in large part due to a one time payment of $11,000 to one of the principals of the Company for services.  The $11,000 payment was made by issuing 11,000,000 shares of the Company’s Class A common stock at par value.  The remaining expenses incurred in 2004 were due to accounting and auditing costs.  The Company anticipates that the general and administrative expenses will increase substantially over the next 12 months as management begins to implement the plan of operations for the online classified business.

ITEM 7.     FINANCIAL STATEMENTS.

ROCKY POINT PHARMACEUTICALS, INC. AND SUBSIDIARY
(A Development Stage Company)

Index to Financial Statements
Page No.

Report of Independent Registered Public Accounting Firm	8
.
Financial Statements
.
Consolidated Balance Sheets -- June 30, 2005 and 2004
9

Consolidated Statements of Operations - For the years ended June 30, 2005 and 2004 and for the period May 7, 2002 to June 30, 2005
10

Consolidated Statements of Cash Flows -- For the years ended June 30, 2005 and 2004 and for the period May 7, 2002 to June 30, 2005
11

Consolidated Statement of Changes in Stockholders' Equity -- For the period April 14, 1986 (date of inception) to June 30, 2005
12

Notes to Consolidated Financial Statements -- For the years ended June 30, 2005 and 2004
15

REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Rocky Point Pharmaceuticals, Inc.

I have audited the accompanying consolidated balance sheets of Rocky Point Pharmaceuticals, Inc. and subsidiary (the “Company”), a development stage company, as of June 30, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these consolidated financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rocky Point Pharmaceuticals, Inc. and subsidiary, a development stage company, as of June 30, 2005 and 2004, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company’s present financial situation raises doubt about its ability to continue as a going concern.  Management’s plans in regard to this matter are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Michael T. Studer CPA P.C.

Freeport, New York
March 3, 2006

ROCKY POINT PHARAMACEUTICALS INC.
(A Developmental Stage Company)

CONSOLIDATED BALANCE SHEETS

____________________________________________________________________________________

	JUNE 30	JUNE 30
	2005	2004
.
ASSETS
.
Current
Cash in Bank	$-	$514
Accounts Receivable	-
Inventory	-	61,244
.
TOTAL ASSETS	$-	$61,758
.
LIABILITIES
.
Current
Accounts Payable	$-	$253
Notes Payable to Related Parties	-	48,366
Accrued Interest on Notes Payable	-	-
.
TOTAL LIABILITIES	$-	$48,619
.
.
STOCKHOLDERS' EQUITY
.
Capital Stock
Authorized:
100,000,000 common shares with a par value of $0.001 per share
.
.
Issued and Outstanding:
13,069,000 and 24,069,000 common shares as of
June 30, 2005 and June 30, 2004 respectively	13,069	24,069
.
Additional Paid in Capital	12,540	8,540
.
Accumulated Deficit	(25,609)	(19,470)
.
TOTAL STOCKHOLDERS' EQUITY	$-	$13,139
.
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$-	$61,758

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY POINT PHARAMACEUTICALS INC.
(A Developmental Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

	YEAR ENDED		PERIOD
	JUNE 30		05/07/2002
	2005	2004	to 06/30/2005
Revenue
Net Sales	$-	$-	$-
Cost of Sales	-	-	-
Gross Profit	-	-	-

General and Administrative Expenses	4,000	15,769	23,469

Total Income (Loss) from Continuing Operations	(4,000)	(15,769)	(23,469)

Income (Loss) from Discontinued Operations	(2,139)	-	(2,140)

Net Income (Loss)	$(6,139)	$(15,769)	$(25,609)

Basic And Diluted Gain (Loss)
Per Share	(0.00)	(0.00)

Weighted Average Number of Shares Outstanding	24,069,000	4,810,375

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY POINT PHARAMACEUTICALS INC.
(A Developmental Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

	YEAR ENDED		PERIOD
	JUNE 30		05/07/2002
	2005	2004	to 06/30/2005
Cash Flows From Operating Activities
Net Income (Loss)	$(6,139)	$(15,769)	$(25,609)

Adjustments To Reconcile Net Loss To Net
Cash Used By Operating Activities

Stock Issued for Expenses	-	11,069	12,069
Impairment Expense on Software Purchased	-	-	99,999
Impairment Expense on Goodwill Resulting from
Acquisition of Luong Dae Solutions, Inc.
(reverse acquisition accounting)	-	-	19,550
Gain on Disposition of Luong Dae Solutions, Inc.	-	-	(119,548)
Gain on Disposition of Food for Health International LLC	(37,709)	-	(37,709)

Changes in Operating Assets and Liabilities
Inventory	(27,153)	-	(27,153)
Loans Payable	-	5,600	6,401
Accounts Payable and Accrued Expenses	6,974	(900)	7,973

Net Cash Provided (Used) By Operating Activities	(64,027)	-	(64,027)

Cash Flows From Investing Activities
Software Purchased	-	-	(100,000)
Cash from Acquisition (Disposition) of Food for Health LLC	(1,287)	514	(773)

Net Cash Provided (Used) From Investing Activities	(1.287)	514	(100,773)

Cash Flows From Financing Activities
Loans Payable Relating to Software Purchase	-	-	100,000
Loans to Food for Health International LLC	60,800	-	60,800
Capital Contribution to Food for Health International LLC	4000	-	4000

Net Cash Provided (Used) From Financing Activities	64,800	-	164,800

(Decrease) Increase In Cash and Cash Equivalents	(514)	514	-

Cash, Beginning Of Period	514	0	0

Cash, End Of Period	$0	$514	$-

Supplemental Disclosures of Cash Flow Information
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

Supplemental Disclosures of Non-Cash Investing and
Financing Activities:

Forgiveness of Loans Payable to Officer	$-	$6,401	$6,401

Net Non-Cash Assets Acquired for Shares in
Connection with Acquisition of Food for Health
International LLC	$-	$12,625	$12,625

Stock Issued for Services and Expenses	$-	$11,069	$12,069

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY POINT PHARAMACEUTICALS INC.
(A Developmental Stage Company)

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

FOR THE PERIOD APRIL 14, 1986 (DATE OF INCEPTION)

TO JUNE 30, 2005

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

FOR THE PERIOD APRIL 14, 1986 (DATE OF INCEPTION)

TO JUNE 30, 2005

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

ROCKY POINT PHARAMACEUTICALS INC.
(A Developmental Stage Company)

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

FOR THE PERIOD APRIL 14, 1986 (DATE OF INCEPTION)

TO JUNE 30, 2005

				Deficit
				Accumulated	Total
	Common Stock,		Additional	During	Stockholders'
	$.001 par value		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficiency)
.
Balances, June 30, 2003	2,000,000	2,000	-	(3,701)	(1,701)
.
Shares issued on July 22, 2003	69,000	69	-	-	69
.
Shares issued to officer on
June 11, 2004 for services	11,000,000	11,000	-	-	11,000
.
Balances, June 30, 2003	2,000,000	2,000	-	(3,701)	(1,701)
.
Shares issued on July 22, 2003	69,000	69	-	-	69
.
Shares issued to officer on
June 11, 2004 for services	11,000,000	11,000	-	-	11,000
.
Acquisition of FFH International
on June 30, 2004	11,000,000	11,000	2,139	-	13,139
.
Forgiveness of loans payable by
officer on June 30, 2004	-	-	6,401	-	6,401
.
Net loss for the year ended
June 30, 2004	-	$-	$-	$(15,769)	$(15,769)
.
Balances, June 30, 2004	24,069,000	24,069	8,540	(19,470)	13,139
.
Capital Contribution by
President in November 2004			4,000		4,000

Return and cancelation of shares	-	-	-	(15,463)	(15,463)
in connection with disposition
of Food for Health International
LLC on June 30, 2005	(11,000,000)	(11,000)			(11,000)

Net loss for the year ended
June 30, 2005	-	-	-	(6,139)	(6,139)

Balances, June 30, 2005	13,069,000	$13,069	$12,540	$(25,609)	$-

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY POINT PHARAMACEUTICALS INC.
(A Developmental Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION

Rocky Point Pharmaceuticals, Inc. (“RPP”) was originally incorporated as Upsilon, Inc. under the laws of the State of Utah on April 14, 1986.  On December 30, 1993, Upsilon, Inc. was dissolved as a Utah corporation and reincorporated in Nevada as Upsilon Industries, Inc.  On July 21, 1995, the name was changed to TNN Capitol, Inc.  On October 15, 1995, the name was changed to Wasatch Pharmaceutical, Inc.  On May 31, 2000, the name was changed to Rocky Point Pharmaceuticals, Inc.

On June 26, 2002, RPP acquired Luong Dae Solutions, Inc. (“LDS”), a Nevada corporation incorporated on May 7, 2002, in exchange for 11,000,000 shares of RPP common stock.  Since the LDS stockholders controlled approximately 92% of the outstanding common stock of RPP after the acquisition, LDS was considered the acquirer for accounting purposes and reverse acquisition accounting was applied.  On March 31, 2003, RPP sold LDS.

On June 30, 2004, RPP acquired Food for Health International, LLC (“FFH”), a Utah limited liability corporation, in exchange for 11,000,000 shares of RPP common stock (see note 3). Since the FFH owner was issued approximately 46% of the outstanding common stock of RPP which were subject to return (see note 3), RPP was considered the acquirer for accounting purposes. Effective June 30, 2005, RPP disposed of its interest in FFH (see note 6).  FFH sells nutritional supplements to individuals through its website "www.foodforhealthint.com."

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation – The consolidated financial statements include the accounts of RPP (from June 26, 2002) and FFH (from June 30, 2004 to June 30, 2005)  (collectively, the “Company”).  All significant intercompany balances and transactions have been eliminated in consolidation.  The Company has been presented as a “development stage enterprise” in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises” due to its limited operations to date.

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, as of June 30, 2005, the Company had $0 cash and $0 stockholders’ equity.  Further, the Company had no revenues from continuing operations in the year ended June 30, 2005.  These factors create uncertainty as to the Company’s ability to continue as a going concern.  The Company plans to improve its financial condition by raising capitol, most likely through the sale of its securities and implementing the business plan to market online classified advertising in local media markets under the trade name Ads 4 Sale Online.  However, there is no assurance that the Company will be successful in accomplishing this objective.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

ROCKY POINT PHARAMACEUTICALS INC.
(A Developmental Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and cash equivalents – The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Fair value of financial instruments – The Company’s financial instruments consist of cash and cash equivalents, loans payable, and accounts payable and  accrued expenses, which approximate fair value because of their short maturity.

Inventory – Inventory is stated at the lower of cost (first-in, first-out) or market value.

Income taxes – Income taxes are accounted for under the assets and liability method.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards.   Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Net income (loss) per share – Basic and diluted net income (loss) per share is computed using the weighted average number of common shares outstanding.  The Company has no common stock equivalents outstanding such as stock options or convertible debt.

NOTE 3 – ACQUISITION OF FOOD FOR HEALTH INTERNATIONAL, LLC

On June 30, 2004, RPP acquired FFH in exchange for 11,000,000 shares of RPP common stock issued to Frank Davis, the former sole stockholder of FFH.  Under the related Agreement and Plan of Reorganization, the 11,000,000 RPP shares were placed in escrow (along with the FFH shares acquired by RPP).  In the event that FFH revenues were less than $33,000,000 for the three months ended June 30, 2005, the escrow agent is to return and have cancelled one share of the 11,000,000 shares for each dollar less than $33,000,000 in revenues.  If this occured (see Note 6), Frank Davis had the option to retrieve from escrow the FFH shares and relinquish any right to any RPP shares.  If not opted, the escrow agent was to deliver any remaining RPP shares to Frank Davis and deliver the FFH shares to RPP.

ROCKY POINT PHARAMACEUTICALS INC.
(A Developmental Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2004, the net assets of FFH consisted of:

Cash and cash equivalents	$514
Inventory	61,244
Loans payable	(48,366)
Accounts payable and accrued expenses	(253)

Net Assets	$13,139

For the year ended June 30, 2004, operations of FFH (which are not included in the consolidated statements of operations prior to RPP's acquisition of FFH on June 30, 2004) consisted of:

Net sales	$9,780
Cost of Sales	2,330
Gross Profit	7,450
Selling, general and administrative expenses	43,112

Loss from operations	$(35,662)

NOTE 4 – INVENTORY

At June 30, 2004, inventory, (all at FFH), consisted of:

Nutra-Pro textured soya (beef flavored and chichen flavored) packaged in 33 pound pails
and consisted of 3,240 pails	$53,460
Other Inventory	7,784

Total Inventory	$61,244

The Nutra-Pro textured soya was valued at an estimated market price of $.50 per pound.

NOTE 5 – LOANS PAYABLE

At June 30, 2004, loans payable consisted of:

FFH notes payable to Frank Davis (President and former sole stockholder of FFH)
All notes were due upon demand and bore interest at 10% per annum	$48,366

RPP loan payable to officer and director of RPP	-

Total loans payable	$48,366

ROCKY POINT PHARAMACEUTICALS INC.
(A Developmental Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – DISCONTINUED OPERATIONS

Effective June 30, 2005, pursuant to the Agreement and Plan of Reorganization dated June 30, 2004 (see note 3), the escrow agent is to return, and the Company is to cancel 11,000,000 RPP shares (issued to Frank Davis on June 30, 2004) as a result of FFH’s failure to reach $22,000,000 in revenues for the three months ended June 30, 2005.  On March 3, 2006, pursuant to an Addendum to Agreement and Plan of Reorganization effective June 30, 2005, Frank Davis exercised his option to retrieve the FFH shares and relinquished any and all rights and ownership to the 11,000,000 RPP shares.

For the year ended June 30, 2005, income (loss) from discontinued operations consisted of:

Income (loss) from operations of discontinued FFH
$(39,848)
Gain (loss) on disposition of FFH
37,709

Total
$(2,139)

Income (loss) from operations of discontinued FFH consisted of:

Net sales
$48,523
Cost of Sales
18,631

Gross Profit
29,892

Selling, general and administrative expenses
69,740

Income (loss) from operations of FFH
$(39,848)

The gain on disposition of FFH was calculated as follows:

Consideration received: Return of 11,000,000 shares of RPP
$11,000

Net assets of FFH at June 30, 2005

Cash and cash equivalents
1,287
Inventory
88,397
Loans payable
(109,166)
Accounts payable and accrued expenses
(7,227)

Net Assets
(26,709)

Gain on disposition of FFH
$37,709

ROCKY POINT PHARAMACEUTICALS INC.
(A Developmental Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – INCOME TAXES

No provision for income taxes has been recorded since the Company has incurred net losses through June 30, 2005.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $11,274 attributable to the future utilization of the net operating loss carryforwards of $33,158 will be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements.  The Company will continue to review this valuation allowance and make adjustments as appropriate.  The net operating loss carryforwards expire $850 in year 2020, $3,600 in year 2021, $3,100 in year 2022, $3,700 in year 2023, $15,769 in year 2024, and $6,139 in year 2025.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Rental agreement – RPP has been using office space provided by an RPP officer at no cost to the Company.

Conflicts of interest - The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

NOTE 9 – RESTATEMENT OF PREVIOUSLY FILED FINANCIAL STATEMENTS

In January 2006, RPP identified the following errors in the consolidated financial statements included in the previously filed June 30, 2004 Form 10-KSB:

    Overvaluation of inventory of FFH at June 30, 2004, date of acquisition of FFH.
    Inclusion of FFH operations in statement of operations for the year ended June 30, 2004 (prior to date of acquisition).
    Failure to reflect the 11,000,000 shares returned by the former LDS stockholders pursuant to the March 31, 2003 agreement relating to the sale of LDS.
    Inclusion of the issuance of 3,000,000 shares on August 8, 2003 (which were returned and cancelled January 13, 2004).
    Inclusion of the return of 1,337,739 shares related to LDS (which were LDS shares, not RPP shares).
    Failure to reflect the 11,000,000 shares issued to the president of RPP pursuant to the June 11, 2004 board of directors authorization.

  ROCKY POINT PHARAMACEUTICALS INC.
  (A Developmental Stage Company)

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  To correct these errors, RPP has restated the consolidated financial statements as of June 30, 2004 and for the year then ended included in this filing.  The following information reconciles selected financial data (as previously reported) to selected financial data (as restated):

	At June 30, 2004
Consolidated Balance Sheet	As previously reported	Adjustements	As restated

Acounts Receivable	$69	$(69)	$-
Inventory	$526,244	$(465,000)	$61,244
Stockholders' equity	$478,208	$(465,069)	$13,139

Consolidated Statement of Operations	Year Ended June 30, 2004

Net loss	$(43,362)	$27,593	$(15,769)
Net loss per share, basic and diluted	$(0.00)	$-	$(0.00)

  Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

  ITEM 8A.        CONTROLS AND PROCEDURES.

        As of June 30, 2005, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  The registrant realizes that this filing is late, but feels that controls are effective to ensure timely filing in the future.

        There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the fiscal year ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

  Item 8B. OTHER INFORMATION

        None.

  PART III

  ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The names, ages, and respective positions of the directors and executive officers of the Company are set forth below.  The directors named below will serve until their successors are duly elected and have qualified.  Directors are elected for a one year term until the next annual stockholders meeting.  Officers for the Company and its subsidiary hold their positions at the will of the Board of Directors, absent any employment agreement, of which none currently exists or are contemplated.

        There are no family relationships between any two or more of our directors or executive officers.  There are no arrangements or understandings between any two or more of our directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current Board of Directors.  There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.  There are no other promoters or control persons of the Company.  There are no legal proceedings involving the executive officers or directors of the Company.

       Effective January 2, 2005, the following table shows the names, ages, and positions held by the Company's officers and directors. The directors were originally appointed in June 2004 and were ratified at the annual meeting of the Company's stockholders on January 2, 2005.  All Directors were elected to serve one year terms unless they resign or are removed prior to the end of their one year term. The officers were appointed to their positions, and continue in such position, at the discretion of the directors.

Name	Age	Position
Mark J. Timothy	47	President, CEO and Director
Dr. Robert Morrow	74	Vice President and Director
Neil Crabtree	44	Secretary, Treasurer, CFO and Director

  SECTION 16(A)     BENEFICIAL OWNERSHIP COMPLIANCE.

        The Company does not have any shares registered under Section 12 of the Securities Act and therefore the owners of the Company's equity securities are not required to report their beneficial  ownership  under  Section 16(a) of the Exchange Act.

  CODE OF ETHICS

        The Registrant has not adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The Registrant has not adopted such a code of ethics because all of management’s efforts have been directed to building the business of the company.  The Company anticipates that the board of directors will draft and adopt a code of ethics at some time in the future.

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

  ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth, as of June 30, 2005, information regarding the beneficial ownership of shares by each person known by the Company to own five percent or more of the outstanding shares, by each of the directors and by the officers and directors as a group.

Title of Class	Name & Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Common	Mark J. Timothy	11,000,000	84.17%
	220 East 3900 South, Suite 14
	Salt Lake City, Utah 84107

  ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        No officer, director, nominee for election as a director, or associate of such officer, director or nominee is or has been in debt to the Company during the last fiscal year.  The Company's officers, directors, and shareholders, have made an oral undertaking to make loans to the Company from time to time in amounts sufficient to enable it to satisfy its current and ongoing business obligations.  All such loans would bear interest at a maximum rate of 10% and are intended to be repaid at a future date, if or when the Company shall have received sufficient funds through its business operations. The loans would be intended to provide for the payment of all ongoing operational costs including wages and salaries, filing fees, professional fees, printing and copying fees and all other operational expenses.

  ITEM 13.   EXHIBITS.

  Exhibits included or incorporated by reference in this document are set forth below.

Number	Description
39.1	Rule 13(a)-14(a) / 15d-14(a) Certification by Chief Executive Officer (filed herewith).
39.2	Rule 13(a)-14(a) / 15d-14(a) Certification by Chief Financial Officer (filed herewith).
40	Section 1350 Certification of Mark J. Timothy and Neil E. Crabtree (filed herewith)

  ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

  AUDIT FEES

        The aggregate fees billed for each of the last two fiscal years for professional services rendered by Smith & Company and by Michael T. Studer P.C. (“Accountants”), for the audit of the Registrant’s annual financial statements, and review of financial statements included in the Company’s Form 10-QSB’s were $7,500 for 2005 and $6,538 for 2004.

  AUDIT-RELATED FEES

        The aggregate fees billed in each of the last two fiscal years for assurance and related services by the Accountants that are reasonably related to the performance of the audit or review of the Registrant’s financial statements and are not reported under Audit Fees above were $0.

  TAX FEES

        The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Accountants for tax compliance, tax advice, and tax planning were $0.

  ALL OTHER FEES

        The aggregate fees billed in each of the last two fiscal years for products and services provided by the Accountants, other than the services reported above were $0.

  AUDIT COMMITTEE

        The Company’s audit committee consists of Mark J. Timothy and Neil E. Crabtree, neither of which is an independent director.  The audit committee has not adopted a written charter.  Mr. Crabtree has been designated as the Audit Committee’s “financial expert” in compliance with Item 401(e) of Regulation S-B.

        The primary responsibility of the Audit Committee is to oversee the Company’s financial reporting process on behalf of the Company’s board of directors and report the results of their activities to the board.  Such responsibilities include, but are not limited to, the selection, and if necessary the replacement of the Company’s independent auditors; review and discussion with such independent auditor’s overall scope and plans for the audit, the adequacy and effectiveness of the accounting and financial controls, including the Company’s system to monitor and manage business risks, and legal and ethical programs, and the results of the annual audit, including the financial statements to be included in our annual report on Form 10-KSB.

        The Company’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors.  These services may include audit services, audit-related services, tax services and other services.   Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular budget.  The independent auditors and management are required to periodically report to the audit committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date.  The audit committee may also pre-approve particular services on a case-by-case basis.

  ROCKY POINT PHARAMACEUTICALS INC.
  (A Developmental Stage Company)

  SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKY POINT PHARMACEUTICALS INC.
.
.
.
Date:	April 12, 2006	By:	/s/ Mark J. Timothy
MARK J. TIMOTHY
President and Chief Executive Officer
.
.
		By:	/s/ Neil E. Crabtree
NEIL E. CRABTREE
Secretary, Treasurer and Chief Financial Officer
.
.
.

  Exhibit 39.1

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

  April 12, 2006                                                       /s/ Mark J. Timothy,
                                                                               CEO, President and Director

  Exhibit 39.2

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

  April 12, 2006                                                      /s/ Neil E. Crabtree
                                                                               CFO, Secretary, Treasurer and Director

  Exhibit 40

  CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
  PURSUANT TO
  18 U.S.C. SECTION 1350,
  AS ADOPTED PURSUANT TO
  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the annual report of Rocky Point Pharmaceuticals, Inc.. ("Company") on Form 10-KSB for the fiscal year ended June 30, 2005 as filed with the Securities and Exchange Commission ("Report"), the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) that to his knowledge: (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

  April 12 , 2006                                                      /s/ Mark J. Timothy
                                                                               Chief Executive Officer

  April 12, 2006                                                      /s/ Neil Crabtree
                                                                              Chief Financial Officer