Form 10QSB
period 2005-09-30
ROCKY POINT PHARMACEUTICALS INC
filed 2006-04-14
CIK 853465

OMB Number: 3235-0416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (AMENDED) FOR THE QUARTERLY PERIOD ENDED:

SEPTEMBER 30, 2005
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

Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Class	Outstanding as of September 30, 2005
$0.001 Par Value Class A Common Stock	13,069,000 Shares

ITransitional Small Business Disclosure Format (check one):	Yes [ ] No [X]

PART I FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets at September 30, 2005 and June 30, 2005	3
	Consolidated Statements of Operations for the three months ended September 30, 2005 and September 30, 2004 and for the Period May 7, 2002 to September 30, 2005	4
	Consolidated Statements of Cash Flows for the three months ended September 30, 2005 and September 30, 2004 and for the Period May 7, 2002 to September 30, 2005	5
	Consolidated Statements of Shareholders Equity from April 14, 1986 to September 30, 2005	7
	Notes to Consolidated Financial Statements	8
Item 2.	Management's Discussion and Analysis or Plan of Operation	11
Item 3.	Controls and Procedures
.
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	14
Item 2.	Changes in Securities	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Submission of Matters to a Vote of Security Holders	14
Item 5.	Other Information	14
Item 6.	Exhibits and Reports on Form 8-K	14
Signatures		15
Exhibits

Item 1. Financial Statements

ROCKY POINT PHARAMACEUTICALS INC.
(A Developmental Stage Company)

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

____________________________________________________________________________________

	SEPTEMBER 30	JUNE 30
	2005	2005
.
ASSETS
.
Current
Cash in Bank	$-	$-
Accounts Receivable	-
Inventory	-	-
.
TOTAL ASSETS	$-	$-
.
LIABILITIES
.
Current
Accounts Payable	$-	$-
Notes Payable to Related Parties	-	-
Accrued Interest on Notes Payable	-	-
.
TOTAL LIABILITIES	$-	$-
.
.
STOCKHOLDERS' EQUITY
.
Capital Stock
Authorized:
100,000,000 common shares with a par value of $0.001 per share
.
.
Issued and Outstanding:
13,069,000 common shares as of September 30, 2005
and June 30, 2004 respectively	13,069	13,069
.
Additional Paid in Capital	12,540	12,540
.
Accumulated Deficit	(25,609)	(25,609)
.
TOTAL STOCKHOLDERS' EQUITY	$-	$-
.
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY POINT PHARAMACEUTICALS INC.
(A Developmental Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

________________________________________________________________________________

	THREE MONTHS ENDED		PERIOD
	SEPTEMBER 30		05/07/2002 to
	2005	2004	09/30/2005
.
Revenue
Net Sales	$-	$-	$-
Cost of Sales	-	-	-
.
Gross Profit	-	-	-
.
General and Administrative Expenses	-	-	23,469
Sales and Marketing Expenses	-	-	-
.
Total Expenses	-	-	23,469
.
Total Ordinary Income (Loss)	-	-	(23,469)
.
Other Income
Consulting Services	-	-	-
Extraordinary Loss from Discontinued Operations	-	-	(2,140)
.
Total Other Income (Loss)	-	-	(2,140)
.
Net Gain (Loss) for the Period	$-	$-	$(25,609)
.
Basic and Diluted Gain (Loss)
per Share	$(0.00)	$(0.00)	$
.
.
Weighted Average Number of Shares
Shares Outstanding	13,069,000	24,069,000

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY POINT PHARAMACEUTICALS INC.
(A Developmental Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

______________________________________________________________________

	THREE MONTHS ENDED		PERIOD
	SEPTEMBER 30		05/07/2002 to
	2005	2004	09/30/2005
.
Cash Flows from Operating Activities
Net Gain (Loss) for the Period	$-	$-	$(25,609)
.
Adjustements to Reconcile Net Gain (Loss)
to Net Cash Used by Operating Activities
.
Stock Issued for Expenses	-	-	12,069
Changes in Accounts Receivable	-	-	-
Changes in Operating Accounts
due to Discontinuted Operations	-	-	(50,487)
.
Net Cash Provided (Used) by Operating Activities	0	0	(64,027)
.
Cash Flows from Investing Activities
Proceeds from Discontinued Operations	-	-	64,027
.
Net Cash Provided (Used by Investing Activities	0	0	64,027
.
Cash Flows from Financing Activities
Changes in Loans Payable	-	-	-
Changes in Lines of Credit	-	-	-
.
Net Cash Provided (Used) by Financing Activities	0	0	0
.
Increase (Decrease) in Cash	0	0	0
.
Cash at Beginning of Period	0	0	0
.
Cash at End of Period	$0	$0	$0
.
Cash Paid During Period for Interest	$-	$-	$-
.
Cash Paid During Period for Taxes	$-	$-	$-

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
Net loss for Rocky Point
Pharamaceuticals for the period
January 1, 2002 to June 26, 2002	-	-	-	(3,100)	(3,100)
.
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

ROCKY POINT PHARAMACEUTICALS INC.
(A Developmental Stage Company)

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Continued)

(UNAUDITED)
				Deficit
				Accumulated	Total
	Common Stock,		Additional	During	Stockholders'
	$.001 par value		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficiency)
.
Balances, June 30, 2003	2,000,000	2,000	-	(3,701)	(1,701)
.
Shares issued on July 22, 2003	69,000	69	-	-	69
.
Shares issued to officer on
June 11, 2004 for services	11,000,000	11,000	-	-	11,000
.
Balances, June 30, 2003	2,000,000	2,000	-	(3,701)	(1,701)
.
Shares issued on July 22, 2003	69,000	69	-	-	69
.
Shares issued to officer on
June 11, 2004 for services	11,000,000	11,000	-	-	11,000
.
Acquisition of FFH International
on June 30, 2004	11,000,000	11,000	2,139	-	13,139
.
Forgiveness of loans payable by
officer on June 30, 2004	-	-	6,401	-	6,401
.
Net loss for the year ended
June 30, 2004	-	$-	$-	$(15,769)	$(15,769)
.
Balances, June 30, 2004	24,069,000	24,069	8,540	(19,470)	13,139
.
Capital contribution by
President in November 2004	-	-	4,000	-	4,000
.
Return and Cancelation of Shares
due to Disposition of FFH
on June 30, 2004	(11,000,000)	(11,000)	-	-	(11,000)
.
Net loss for the year ended
June 30, 2005	-	-	-	(6,139)	(6,139)
.
Balances, June 30, 2005	13,069,000	13,069	12,540	(25,609)	-

Net loss for the period ended
September 30, 2005	-	-	-	-	-

Balances September 30, 2005	13,069,000	13,069	12,540	(25,609)	-

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY POINT PHARAMACEUTICALS INC.
(A Developmental Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PREPARATION AND SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company's financial position and the results of its operations for the periods presented. This information should be read in conjunction with the Company's consolidated financial statements and notes thereto for the fiscal year ended June 30, 2005. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the annual financial statements for the fiscal year ended June 30, 2005, has been omitted. The results of operations for the three-month period ended September 30, 2005 are not necessarily indicative of results for the entire year ending June 30, 2006.

NOTE 2 OPERATIONS

Organization

The Company was incorporated in the State of Utah on April 14, 1986 under the name of Upsilon Inc. On December 30, 1993, the Company was dissolved as a Utah corporation and reincorporated in the State of Nevada. On July 21, 1995, the Company changed its name to TTN Capitol, Inc.  On October 15, 1995, the Company changed its name to Wasatch Pharmaceutical, Inc., and on May 31, 2000 the Company changed its name to Rocky Point Pharmaceuticals, Inc.  On June 30, 2004 the Company acquired, in a stock-for-stock exchange, 100% ownership of Food for Health International, LLC (“FFH”).  Under the Agreement and Plan of Reorganization, FFH was required to meet a minimum sales volume by June 30, 2005 or a claw-back provision could be exercised.  Under the claw-back provision, FFH would return and relinquish all rights to 11,000,000 shares of the Company’s class A common stock and retrieve all of the FFH shares held by the Company.  As FFH was unable to achieve the required sales volume, on June 30, 2005 the claw-back option was exercised resulting in the separation of the two companies.  The Company no longer has any interest in or association with FFH.  Accordingly, this report and the Company’s financial statements reflect only the ongoing operations of Rocky Point Pharmaceuticals, Inc., and all adjustments necessary to properly reflect the separation have been noted in the Company’s prior annual filing for the fiscal year ended June 30, 2005.

Developmental Stage Activities

Since its inception the Company has been a development stage company. Since March of 2005, the Company has been researching and developing a plan of operations for the implantation of an online classified business, however due to the limited nature of the operations the Company remains in the developmental stages.

NOTE 2 OPERATIONS (continued)

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $25,609 for the period from April 15, 1986 (date of inception) to September 30, 2005. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its operations. However, there is no assurance that the Company will be successful in accomplishing these objectives. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 RELATED PARTY TRANSACTIONS

Unless otherwise disclosed, all significant balances and transactions entered into by the Company with its officers, directors, shareholders or with companies related by virtue of common ownership or common directors are accurately and completely reflected in the accompanying financial statements.

During the course of time the Company's directors have advanced to the Company short term loans to cover expenses. Currently, all such loans have been forgiven by the directors and there are no outstanding balances due to any of the Company's officers, directors or shareholders.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operations

Forward-looking Statements

The following is a discussion of the Company's past financial performance and future plan of operations. The Company cautions readers that certain important factors may affect the Company's future performance and could cause such performance to differ materially from any forward-looking statements that may be deemed to have been made in this Report or that are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements which involve risks and uncertainties. Without limiting the generality of the foregoing, words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These risks include: risks of increases in the the Company's operating costs; the Company's relationship with its partners, suppliers, licensors and contributors; changes in preferences of customers; competitive and general economic factors in the markets in which the Company competes; the impact of and changes in government regulations such as restrictions or prohibitions relating to the online sales; competitive products, services and pricing; delays in development schedules; product life cycles; sale terms and conditions; financial market volatility affecting our stock price; litigation; and other factors discussed herein or from time to time in the Company's other filings with the Securities and Exchange Commission.

Additionally, these statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including, but not limited to, the Company's dependence on limited cash resources, and its dependence on certain key personnel within the Company. Accordingly, actual results may differ, possibly materially, from any forcasts or predictions contained herein.

Results of Operations

As the Company currently has no revenue or significant ongoing expenses, we will not provide any comparisions or discussion or analysis of past operting performance as any such comparison, discussion or analysis would not be relevant.

OVERVIEW OF THE PLAN OF OPERATIONS

            Since March of 2005 the Company has been developing a plan of operations for the implantation of an online classified business under the name of Ads 4 Sale Online (“Ads 4 Sale”).  All business activities of Ads 4 Sale will be operated as a separate division, but will be managed under the direction of the Company’s current officers and directors.

a)         Overview of Business Plan for Ads 4 Sale Online

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

b)         Objectives

            The Company's objective is to create an online classified media marketplace which is local in nature but global in reach.  We hope to effectively integrate offline media sources (television, radio and newspapers) with our online classified media marketing system to capture a portion of the burgeoning local online advertising market.  To effectuate this process the Company will attempt to initiate contractual relationships with media partners in the top 50 US media markets in order to develop local online classified marketplaces.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

               Exhibit No.                                             Description
                ____________________________________________________________________________

                41.1         Rule 13(a)-14(a) / 15d-14(a) Certification by Chief Executive Officer (filed herewith).

                41.2         Rule 13(a)-14(a) / 15d-14(a) Certification by Chief Financial Officer (filed herewith).

                42.1         Section 1350 Certification of Chief Executive Officer (filed herewith).

                42.2         Section 2350 Certification of Chief Financial Officer (filed herewith).

(b) Reports on Form 8-K

None.

ROCKY POINT PHARAMACEUTICALS INC.
(A Developmental Stage Company)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKY POINT PHARMACEUTICALS INC.

Date:	April 13, 2006	By:	/s/ Mark J. Timothy
MARK J. TIMOTHY
President and Chief Executive Officer

		By:	/s/ Neil E. Crabtree
NEIL E. CRABTREE
Secretary, Treasurer and Chief Financial Officer

ROCKY POINT PHARAMACEUTICALS INC.
(A Developmental Stage Company)

Exhibit 41.1

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

April 13, 2006                                                       /s/ Mark J. Timothy,
                                                                              CEO, President and Director

ROCKY POINT PHARAMACEUTICALS INC.
(A Developmental Stage Company)

Exhibit 41.2

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

April 13, 2006                                                       /s/ Neil E. Crabtree
                                                                              CFO, Secretary, Treasurer and Director

ROCKY POINT PHARAMACEUTICALS INC.
(A Developmental Stage Company)

Exhibit 42.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of Rocky Point Pharmaceuticals, Inc.. ("Company") on Form 10-QSB for the period ended September 30, 2005 as filed with the Securities and Exchange Commission ("Report"), the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) that to his knowledge: (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

April 13, 2006                                                       /s/ Mark J. Timothy
                                                                              Chief Executive Officer

ROCKY POINT PHARAMACEUTICALS INC.
(A Developmental Stage Company)

Exhibit 34.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of Rocky Point Pharmaceuticals, Inc.. ("Company") on Form 10-QSB for the period ended September 30, 2005 as filed with the Securities and Exchange Commission ("Report"), the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) that to his knowledge: (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

April 13, 2006                                                       /s/ Neil Crabtree
                                                                              Chief Financial Officer