Form 10QSB
period 2005-12-31
ROCKY POINT PHARMACEUTICALS INC
filed 2006-04-27
CIK 853465

OMB Number: 3235-0416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (AMENDED) FOR THE QUARTERLY PERIOD ENDED:

DECEMBER 31, 2005
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

Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Class	Outstanding as of December 31, 2005
$0.001 Par Value Class A Common Stock	13,169,000 Shares

ITransitional Small Business Disclosure Format (check one):	Yes [ ] No [X]

PART I FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets at December 31, 2005 and June 30, 2005	3
	Consolidated Statements of Operations for the three and six month periodss ended December 31, 2005 and December 31, 2004 and for the Period May 7, 2002 to December 31, 2005	4
	Consolidated Statements of Cash Flows for the three and six month periods ended December 31, 2005 and December 31, 2004 and for the Period May 7, 2002 to December 31, 2005	5
	Consolidated Statements of Shareholders Equity from April 14, 1986 to December 31, 2005	7
	Notes to Consolidated Financial Statements	8
Item 2.	Management's Discussion and Analysis or Plan of Operations	11
Item 3.	Controls and Procedures	13
.
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	14
Item 2.	Changes in Securities	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Submission of Matters to a Vote of Security Holders	14
Item 5.	Other Information	14
Item 6.	Exhibits and Reports on Form 8-K	14
Signatures		15
Exhibits

Item 1. Financial Statements

ROCKY POINT PHARAMACEUTICALS INC.
(A Developmental Stage Company)

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

____________________________________________________________________________________

	DECEMBER 31	JUNE 30
	2005	2005
ASSETS
.
Current
Cash in Bank	$39	$-
Accounts Receivable	-	-
.
Total Current Assets . . .	39	-
.
Other Assets
Equipment and Supplies	42,500	-
		-
.
Total Other Assets . . .	42,500	-

TOTAL ASSETS . . .	$42,539	$-
.
LIABILITIES
.
Current
Accounts Payable	$-	$-
Accrued Expenses	3,000	-
Current Portion of Notes Payable	-	-
.
Total Current Liabilities . . .	3,000	-
.
Other Liabilities
Long Term Portion of Notes Payable	-	-
.
Total Other Liabilities . . .	-	-
.
TOTAL LIABILITIES . . .	3,000	-
.
STOCKHOLDERS' EQUITY
.
Capital Stock
Authorized:
100,000,000 common shares with a par value of $0.001 per share
Issued and Outstanding:
13,069,000 shares as of December 31, 2005 and
June 30, 2005 respectively	13,069	13,069
.
Additional Paid in Capital	59,265	12,540
.
Accumulated Deficit	(32,795)	(25,609)
.
TOTAL STOCKHOLDERS' EQUITY . . .	39,539	-
.
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . .	$42,539	$-

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY POINT PHARAMACEUTICALS INC.
(A Developmental Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

________________________________________________________________________________

	THREE MONTHS ENDING		SIX MONTHS ENDING		PERIOD
	DECEMBER 31		DECEMBER 31		05/07/2002
	2005	2004	2005	2004	to 12/31/2005
Revenue
Net Sales	$-	$-	$-	$-	$-
Cost of Sales	-	-	-	-	-
Gross Profit	-	-	-	-	-

General and Administrative Expenses	7,186	4,000	7,186	4,000	30,655

Total Ordinary Income (Loss)	(7,186)	(4,000)	(7,186)	(4,000)	(30,655)

Other Income
Consulting Services	-	-	-	-	-
Extraordinary (Loss) from Discontinued Operations	-	-	-	-	(2,140)
Total Other Income	-		-		(2,140)

Net Gain (Loss) For The Period	$(7,186)	$(4,000)	$(7,186)	$(4,000)	$(32,795)

Basic And Diluted Gain (Loss)
Per Share	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted Average
Number Of Shares
Outstanding	13,069,000	24,069,000	13,069,000	24,069,000

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY POINT PHARAMACEUTICALS INC.
(A Developmental Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

______________________________________________________________________

	THREE MONTHS ENDING		SIX MONTHS ENDING		PERIOD
	DECEMBER 31		DECEMBER 31		05/07/2002
	2005	2004	2005	2004	to 12/31/2005
Cash Flows From Operating Activities
Net Gain (Loss) for the period	$(7,186)	$(4,000)	$(7,186)	$(4,000)	$(32,795)

Adjustments To Reconcile Net Loss To Net
Cash Provided (Used) By Operating Activities

Stock Issued for Expenses	-	-	-	-	12,069
Change in Accounts Receivable	-	-	-	-	-
Change in Equipment and Supplies	(42,500)	-	(42,500)	-	(42,500)
Change in Other Assets	-	-	-	-	-
Change in Accrued Expenses	3,000	-	3,000	-	3,000
Change in Accounts Payable	-	-	-	-	-
Change in Operating Accounts
due to Discontinued Operations	-	-	-	-	(50,487)

Net Cash Provided (Used) By Operating Activities	(46,686)	(4,000)	(46,686)	(4,000)	(110,713)

Cash Flows From Investing Activities
Proceeds from Discontinued Operations	-	-	-	-	60,027

Net Cash Provided (Used) From Investing Activities	0	0	0	0	60,027

Cash Flows From Financing Activities
Changes in Notes Payable	-	-	-	-	-
Change in Additional Paid-In Capital	46,725	4,000	46,725	4,000	50,725
Changes in Line of Credit	-	-	-	-	-

Net Cash Provided (Used) From Financing Activities	46,725	0	46,725	0	50,725
.
(Decrease) Increase In Cash	39	0	39	0	39
.
Cash, Beginning Of Period	0	0	0	0	0
.
Cash, End Of Period	$39	$0	$39	$0	$39
.
.
Cash Paid During The Period For
Interest	$-	$-	$-	$-	$-
Income Taxes	-	-	-	-	-

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

ROCKY POINT PHARAMACEUTICALS INC.
(A Developmental Stage Company)

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Continued)

(UNAUDITED)
				Deficit
				Accumulated	Total
	Common Stock,		Additional	During	Stockholders'
	$.001 par value		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficiency)
.
Balances, June 30, 2003	2,000,000	2,000	-	(3,701)	(1,701)
.
Shares issued on July 22, 2003	69,000	69	-	-	69
.
Shares issued to officer on
June 11, 2004 for services	11,000,000	11,000	-	-	11,000
.
Balances, June 30, 2003	2,000,000	2,000	-	(3,701)	(1,701)
.
Shares issued on July 22, 2003	69,000	69	-	-	69
.
Shares issued to officer on
June 11, 2004 for services	11,000,000	11,000	-	-	11,000
.
Acquisition of FFH International
on June 30, 2004	11,000,000	11,000	2,139	-	13,139
.
Forgiveness of loans payable by
officer on June 30, 2004	-	-	6,401	-	6,401
.
Net loss for the year ended
June 30, 2004	-	$-	$-	$(15,769)	$(15,769)
.
Balances, June 30, 2004	24,069,000	24,069	8,540	(19,470)	13,139
.
Capital Contribution by
President in Nov 2004	-	-	4,000	-	4,000

Return and Cancellation of
Shares Due to Disposition
of FFH on June 30, 2005	(11,000,000)	(11,000)	-	-	(11,000)

Net Loss for the Year Ended
June 30, 2005	-	-	-	(6,139)	(6,139)

Balances, June 30, 2005	13,069,000	13,069	12,540	(25,609)	-

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY POINT PHARAMACEUTICALS INC.
(A Developmental Stage Company)

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Continued)

(UNAUDITED)
				Deficit
				Accumulated	Total
	Common Stock,		Additional	During	Stockholders'
	$.001 par value		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficiency)
.
Balances, June 30, 2005	13,069,000	13,069	12,540	(25,809)	-
.
.
Capital Contribution by
Officers in December 2005	-	-	46,725	-	46,725
.
Net Loss for the Period Ended
December 31, 2005	-	-	-	(7,186)	(7,186)
.
Balances, December 31, 2005	13,069,000	13,069	59,265	(32,795)	39,539

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PREPARATION AND SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company's financial position and the results of its operations for the periods presented. This information should be read in conjunction with the Company's consolidated financial statements and notes thereto for the fiscal year ended June 30, 2005. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the annual financial statements for the fiscal year ended June 30, 2005, has been omitted. The results of operations for the three or six month periods ended December 31, 2005 are not necessarily indicative of results for the entire year ending June 30, 2006.

NOTE 2 OPERATIONS

Organization

The Company was incorporated in the State of Utah on April 14, 1986 under the name of Upsilon Inc. On December 30, 1993, the Company was dissolved as a Utah corporation and reincorporated in the State of Nevada.  On July 21, 1995, the Company changed its name to TTN Capitol, Inc.  On October 15, 1995, the Company changed its name to Wasatch Pharmaceutical, Inc., and on May 31, 2000 the Company changed its name to Rocky Point Pharmaceuticals, Inc.  On June 30, 2004 the Company acquired, in a stock-for-stock exchange, 100% ownership of Food for Health International, LLC (“FFH”).  Under the Agreement and Plan of Reorganization, FFH was required to meet a minimum sales volume by June 30, 2005 or a claw-back provision could be exercised.  Under the claw-back provision, FFH would return and relinquish all rights to the 11,000,000 shares of the Company’s class A common stock and retrieve all of the FFH shares held by the Company.  As FFH was unable to achieve the required sales volume, on June 30, 2005 the claw-back option was exercised resulting in the separation of the two companies.  The Company no longer has any interest in or association with FFH.  Accordingly, this report and the Company’s financial statements reflect only the ongoing operations of Rocky Point Pharmaceuticals, Inc., and all adjustments necessary to properly reflect the separation have been noted in the Company’s prior annual filing for the fiscal year ended June 30, 2005.

Developmental Stage Activities

Since its inception the Company has been a development stage company.  Since March of 2005, the Company has been researching and developing a plan of operations for the implantation of an online classified business, however due to the limited nature of the operations the Company remains in the developmental stages.

NOTE 2 OPERATIONS (continued)

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $32,795 for the period from May 7, 1986 to December 30, 2005. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its operations. However, there is no assurance that the Company will be successful in accomplishing these objectives. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Property Lease

On December 1, 2005 the Company entered into a one year lease for the rental of office space at 220 East 3900 South, Salt Lake City, Utah.  The lease required an initial payment of $500 and subsequent payments of $500 per month for twelve months ending November 30, 2006.  Each lease payment is due and payable on the first of each month.  This lease has been deemed to be an operating lease and has been disclosed accordingly in the financial statements.

NOTE 3 RELATED PARTY TRANSACTIONS

Unless otherwise disclosed, all significant balances and transactions entered into by the Company with its officers, directors, shareholders or with companies related by virtue of common ownership or common directors are completely reflected and disclosed in the financial statements.

From time to time the Company’s officers and directors have made capital contributions or advanced to the Company short term loans to cover expenses.  During the month of December 2005, the President made a cash contribution to the Company of $4,225 to cover ongoing expenses.  Additionally, the Company’s officers contributed a copy machine, three computers, several desks, chairs, and various other pieces office furniture and equipment.  The total market value of the contributed equipment was valued at $42,500.  This valuation is based on a liquidation value.

On December 1, 2005, the Company obtained a License Agreement from Team International Marketing, Inc., (see Note 2 above).  Currently Mark J. Timothy, serves as President of both Rocky Point Pharmaceuticals, Inc., and Team International Marketing, Inc.  Additionally, Mr. Timothy is Team International Marketing’s sole shareholder.  Mr. Timothy fully disclosed the possible conflict of interest to Rocky Point Pharmaceuticals’ board members who subsequently unanimously voted to enter into the transaction.
There have been no other related party transactions and currently, there are no outstanding loans or balances owed to any of the Company’s officers, directors or shareholders.  All transactions between the Company and its officers, directors or shareholders have been conducted in the normal course of operations and were measured at the exchange amount, which represented the amount of consideration established and agreed to by the related parties.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Forward-looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate", "believe", "estimate", "should", "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-KSB and our Current Reports on Form 8-K.

Additionally, these statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including, but not limited to, the Company's dependence on limited cash resources, and its dependence on certain key personnel within the Company. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

RESULTS OF OPERATIONS

As the Company is no longer associated with FFH and is only in the initial stages of implemented its new Plan of Operations in relation to the online classified business, any comparisons of past performance would not be relevant and may be deemed to be misleading. Therefore, we will not provide any discussion of performance for the Three and Six Month Periods Ended December 31, 2004 nor provide any comparisons with prior periods. Rather we will only focus on providing any overview of our anticipated Plan of Operations for the future.

BUSINESS DEVELOPMENT

Since March of 2005 the Company has been developing a plan of operations for the implantation of an online classified business under the name of Ads 4 Sale Online (“Ads 4 Sale”).  All business activities of Ads 4 Sale will be operated as a separate division, but will be managed under the direction of the Company’s current officers and directors.

On December 1, 2005 the Company entered into lease for office space in Salt Lake City, Utah to use as its primary operating location.  While the initial lease is only for approximately 1000 square feet, the building has additional space available to meet the foreseeable needs of the Company.  The Company’s Officers contributed office furnishings and equipment including a high capacity copy machine, three computers, printers, several desks, chairs and various other items sufficient to maintain the Company’s projected operations..

PLAN OF OPERATIONS

a)         Overview of the Business Plan

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

.

c)         Start Up Summary

           The Company anticipates rolling out the business operations in three phases.  During Phase One, we will work to establish media alliances and develop online operations for 10 of the top 20 US media markets.   Our goal is to complete this phase over the next two to three years.  If the Company is able to successfully complete Phase One, we will then work to market and establish license agreements with independent operators for approximately 20 additional media markets across the United States.  The Company hopes to achieve this objective within three to four years after completing Phase One.  Phase Three will include both the establishment of additional internally managed markets and engaging additional licensees for smaller market areas.  Eventually, the Company hopes to have local online classified operations in each of the top 50 US media markets.

           The Company estimate that start up capital requirements will range between $375,000 and $500,000.  These funds will be used to develop software, establish technology facilities; a telemarketing center; and branch offices in the first ten media markets.   Additionally, funds will be used to hire sales staff and programmers and to ensure that the company is adequately capitalized during Phase One of operations.

ITEM 3. CONTROLS AND PROCEDURES.

Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are, as of the date covered by this Quarterly Report, effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

PART II OTHER INFORMATION

Item 1 Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 1, 2005, the Company obtained a license agreement from Team International Marketing Inc., (see Exhibit 45).  As part of the purchase price of the license agreement, the Company issued 100,000 shares of its class A common stock at par value to Team International Marketing, Inc.  As the issuance of these shares did not involve a public offering, the Company’s management believes that the shares are exempt from registration requirements in accordance with Section 4(2) of the 1934 Securities and Exchange Act.  All certificates were branded as Restricted Securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submissions of Matters to Vote of Security Holders.

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

               Exhibit No.                                             Description
                ____________________________________________________________________________

                43.1         Rule 13(a)-14(a) / 15d-14(a) Certification by Chief Executive Officer (filed herewith).

                43.2         Rule 13(a)-14(a) / 15d-14(a) Certification by Chief Financial Officer (filed herewith).

                44.1         Section 1350 Certification of Chief Executive Officer (filed herewith).

                44.2         Section 2350 Certification of Chief Financial Officer (filed herewith).

(b) Reports on Form 8-K

None.

ROCKY POINT PHARAMACEUTICALS INC.
(A Developmental Stage Company)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKY POINT PHARMACEUTICALS INC.

Date:	April 14, 2006	By:	/s/ Mark J. Timothy
MARK J. TIMOTHY
President and Chief Executive Officer

		By:	/s/ Neil E. Crabtree
NEIL E. CRABTREE
Secretary, Treasurer and Chief Financial Officer

ROCKY POINT PHARAMACEUTICALS INC.
(A Developmental Stage Company)

Exhibit 43.1

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

April 14, 2006                                                       /s/ Mark J. Timothy,
                                                                              CEO, President and Director

ROCKY POINT PHARAMACEUTICALS INC.
(A Developmental Stage Company)

Exhibit 43.2

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

April 14 , 2006                                                       /s/ Neil E. Crabtree
                                                                              CFO, Secretary, Treasurer and Director

ROCKY POINT PHARAMACEUTICALS INC.
(A Developmental Stage Company)

Exhibit 44.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of Rocky Point Pharmaceuticals, Inc.. ("Company") on Form 10-QSB for the period ended December 31, 2005 as filed with the Securities and Exchange Commission ("Report"), the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) that to his knowledge: (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

April 14 , 2006                                                       /s/ Mark J. Timothy
                                                                              Chief Executive Officer

ROCKY POINT PHARAMACEUTICALS INC.
(A Developmental Stage Company)

Exhibit 44.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of Rocky Point Pharmaceuticals, Inc.. ("Company") on Form 10-QSB for the period ended December 31, 2005 as filed with the Securities and Exchange Commission ("Report"), the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) that to his knowledge: (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

April 14 , 2006                                                       /s/ Neil Crabtree
                                                                              Chief Financial Officer