Form 10QSB
period 2006-03-31
ROCKY POINT PHARMACEUTICALS INC
filed 2006-05-10
CIK 853465

OMB Number: 3235-0416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (AMENDED) FOR THE QUARTERLY PERIOD ENDED:

MARCH 31, 2006
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

Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Class	Outstanding as of March 31, 2006
$0.001 Par Value Class A Common Stock	13,169,000 Shares

ITransitional Small Business Disclosure Format (check one):	Yes [ ] No [X]

PART I FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets at March 31, 2006 and June 30, 2005	3
	Consolidated Statements of Operations for the three and nine month periodss ended March 31, 2006 and March 31, 2005 and for the Period May 7, 2002 to March 31, 2006	4
	Consolidated Statements of Cash Flows for the three and nine month periods ended March 31, 2006 and March 31, 2005 and for the Period May 7, 2002 to March 31, 2006	5
	Consolidated Statements of Shareholders Equity from April 14, 1986 to March 31, 2006	7
	Notes to Consolidated Financial Statements	9
Item 2.	Management's Discussion and Analysis or Plan of Operations	12
Item 3.	Controls and Procedures	27
.
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	27
Item 2.	Changes in Securities	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Submission of Matters to a Vote of Security Holders	27
Item 5.	Other Information	27
Item 6.	Exhibits and Reports on Form 8-K	28
Signatures		28
Exhibits

Item 1. Financial Statements

ROCKY POINT PHARAMACEUTICALS INC.
(A Developmental Stage Company)

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

____________________________________________________________________________________

	MARCH 31	JUNE 30
	2006	2005
ASSETS
.
Current
Cash in Bank	$40,578	$-
Accounts Receivable	-	-
.
Total Current Assets . . .	40,578	-
.
Other Assets
Equipment and Supplies	42,500	-
License (Online Classified System)	450,100	-
.
Total Other Assets . . .	492,600	-

TOTAL ASSETS . . .	$533,178	$-
.
LIABILITIES
.
Current
Accounts Payable	$-	$-
Accrued Expenses	-	-
Current Portion of Notes Payable	25,000	-
.
Total Current Liabilities . . .	25,000	-
.
Other Liabilities
Long Term Portion of Notes Payable	425,000	-
.
Total Other Liabilities . . .	425,000	-
.
TOTAL LIABILITIES . . .	450,000	-
.
STOCKHOLDERS' EQUITY
.
Capital Stock
Authorized:
100,000,000 common shares with a par value of $0.001 per share
Issued and Outstanding:
13,169,000 shares as of March 31, 2006 and
13,069,000 shares as of June 30, 2005 respectively	13,169	13,069
.
Additional Paid in Capital	62,265	12,540
.
Retained Earnings / Accumulated Deficit	4,744	(25,609)
.
TOTAL STOCKHOLDERS' EQUITY . . .	83,178	-
.
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . .	$533,178	$-

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY POINT PHARAMACEUTICALS INC.
(A Developmental Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

________________________________________________________________________________

	THREE MONTHS ENDING		NINE MONTHS ENDING		PERIOD
	MARCH 31		MARCH 31		05/07/2002
	2006	2005	2006	2005	to 3/31/2006
Revenue
Net Sales	$45,060	$-	$45,060	$-	$45,060
Cost of Sales	-	-	-	-	-
Gross Profit	45,060	-	45,060	-	45,060

General and Administrative Expenses	7,521	4,000	14,707	4,000	38,176

Total Ordinary Income (Loss)	37,539	(4,000)	30,353	(4,000)	6,884

Other Income
Consulting Services	-	-	-	-	-
Extraordinary (Loss) from Discontinued Operations	-	-	-	-	(2,140)
Total Other Income	-		-		(2,140)

Net Gain (Loss) For The Period	$37,539	$(4,000)	$30,353	$(4,000)	$4,744

Basic And Diluted Gain (Loss)
Per Share	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted Average
Number Of Shares
Outstanding	13,169,000	24,069,000	13,102,333	24,069,000

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY POINT PHARAMACEUTICALS INC.
(A Developmental Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

______________________________________________________________________

	THREE MONTHS ENDING		NINE MONTHS ENDING		PERIOD
	MARCH 31		MARCH 31		05/07/2002
	2006	2005	2006	2005	to 3/31/2006
Cash Flows From Operating Activities
Net Gain (Loss) for the period	$37,539	$(4,000)	$30,353	$(4,000)	$4,744

Adjustments To Reconcile Net Loss To Net
Cash Provided (Used) By Operating Activities

Stock Issued for Expenses	100	-	100	-	12,169
Change in Accounts Receivable	-	-	-	-	-
Change in Equipment and Supplies	-	-	(42,500	-	(42,500
Change in Licenses	(450,100)	-	(450,100)	-	(450,100)
Change in Accrued Expenses	3,000	-	-	-	-
Change in Accounts Payable	-	-	-	-	-
Change in Operating Accounts
due to Discontinued Operations	-	-	-	-	(50,487)

Net Cash Provided (Used) By Operating Activities	(415,461)	(4,000)	(462,147)	(4,000)	(526,174)

Cash Flows From Investing Activities
Proceeds from Discontinued Operations	-	-	-	-	60,027

Net Cash Provided (Used) From Investing Activities	0	0	0	0	60,027

Cash Flows From Financing Activities
Changes in Notes Payable	450,000	-	450,000	-	450,000
Change in Additional Paid-In Capital	6,000	4,000	52,725	4,000	56,725
Changes in Line of Credit	-	-	-	-	-

Net Cash Provided (Used) From Financing Activities	456,000	4,000	502,725	4,000	506,725
.
(Decrease) Increase In Cash	40,539	0	40,578	0	40,578
.
Cash, Beginning Of Period	39	0	0	0	0
.
Cash, End Of Period	$40,578	$0	$40,578	$0	$40,578
.
.
Cash Paid During The Period For
Interest	$-	$-	$-	$-	$-
Income Taxes	-	-	-	-	-

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

ROCKY POINT PHARAMACEUTICALS INC.
(A Developmental Stage Company)

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Continued)

(UNAUDITED)
				Deficit
				Accumulated	Total
	Common Stock,		Additional	During	Stockholders'
	$.001 par value		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficiency)
.
Balances, June 30, 2003	2,000,000	2,000	-	(3,701)	(1,701)
.
Shares issued on July 22, 2003	69,000	69	-	-	69
.
Shares issued to officer on
June 11, 2004 for services	11,000,000	11,000	-	-	11,000
.
Balances, June 30, 2003	2,000,000	2,000	-	(3,701)	(1,701)
.
Shares issued on July 22, 2003	69,000	69	-	-	69
.
Shares issued to officer on
June 11, 2004 for services	11,000,000	11,000	-	-	11,000
.
Acquisition of FFH International
on June 30, 2004	11,000,000	11,000	2,139	-	13,139
.
Forgiveness of loans payable by
officer on June 30, 2004	-	-	6,401	-	6,401
.
Net loss for the year ended
June 30, 2004	-	$-	$-	$(15,769)	$(15,769)
.
Balances, June 30, 2004	24,069,000	24,069	8,540	(19,470)	13,139
.
Capital Contribution by
President in Nov 2004	-	-	4,000	-	4,000

Return and Cancellation of
Shares Due to Disposition
of FFH on June 30, 2005	(11,000000)	(11,000)	-	-	(11,000)

Net Loss for the Year Ended
June 30, 2005	-	-	-	(6,139)	(6,139)

Balances, June 30, 2005	13,069,000	13,069	12,540	(25,609)	-

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY POINT PHARAMACEUTICALS INC.
(A Developmental Stage Company)

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Continued)

(UNAUDITED)
				Deficit
				Accumulated	Total
	Common Stock,		Additional	During	Stockholders'
	$.001 par value		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficiency)
.
Balances, June 30, 2005	13,069,000	13,069	12,540	(25,809)	-
.
Capital Contribution by
Officers in December 2005	-	-	46,725	-	46,725
.
Shares issued for License on
January 2, 2006	100,000	100	-	-	100
.
Capital Contribution by
President in January 2006	-	-	6,000	-	6,000
.
Net Gain (Loss) for Period
Ended March 31, 2006	-	-	-	30,353	30,353
.
Balances, March 31, 2006	13,169,000	$13,169	$65,265	$4,744	$83,178

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PREPARATION AND SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company's financial position and the results of its operations for the periods presented. This information should be read in conjunction with the Company's consolidated financial statements and notes thereto for the fiscal year ended June 30, 2005. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the annual financial statements for the fiscal year ended June 30, 2005, has been omitted. The results of operations for the three or nine month periods ended March 31, 2006 are not necessarily indicative of results for the entire year ending June 30, 2006.

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

NOTE 2 OPERATIONS (continued)

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has achieved a cumulative net gain of $4,744 for the period from May 7, 1986 to March 31, 2006. Such amount is not sufficient to maintain operations. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its operations. However, there is no assurance that the Company will be successful in accomplishing these objectives. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Property Lease

On December 1, 2005 the Company entered into a one year lease for the rental of office space at 220 East 3900 South, Salt Lake City, Utah.  The lease required an initial payment of $500 and subsequent payments of $500 per month for twelve months ending November 30, 2006.  Each lease payment is due and payable on the first of each month.  This lease has been deemed to be an operating lease and accordingly has not otherwise been disclosed in the financial statements.

License Agreement

On January 2, 2005, the Company obtained from Team International Marketing, Inc., a License Agreement to use, sale, distribute or otherwise sublicense an Online Classified System developed by DBC Systems, Inc.  The License included the rights to DBC System’s advanced crawl technology and their business process and utility patent.  Terms of the License Agreement required the Company to issue 100,000 shares of its class A common stock and execute a note for $450,000.  The shares were issued at par.  The note requires payments of $25,000 per year for four years beginning on April 5, 2006, and a balloon payment of $350,000 on April 5, 2010.

Online Activities

On February 21, 2006, the Company registered the internet domain name “Ads4SaleOnline.com” to establish an online presence and begin to implement its online business activities.  Initially, all classified and other online advertising will be marketed in conjunction with this web site.  All sales revenue reflected in these financials have been made under the agreement to provide advertising via the Ads4SaleOnline.com site.

NOTE 3 RELATED PARTY TRANSACTIONS

Unless otherwise disclosed, all significant balances and transactions entered into by the Company with its officers, directors, shareholders or with companies related by virtue of common ownership or common directors are completely reflected and disclosed in the financial statements.

From time to time the Company’s officers and directors have made capital contributions or advanced to the Company short term loans to cover expenses.  During the month of January 2006, the President made a capital contribution to the Company of $6,000 to cover ongoing expenses.  The Company has no obligation to repay this amount nor has the Company made any in-kind promises or agreements with the Company’s President in consideration of this contribution.  Currently, there are no outstanding loans or balances owed to any of the Company’s officers, directors or shareholders.

On January 2, 2006, the Company obtained a License Agreement from Team International Marketing, Inc., (see Note 2 above).  Currently Mark J. Timothy, serves as President of both Rocky Point Pharmaceuticals, Inc., and Team International Marketing, Inc.  Additionally, Mr. Timothy is Team International Marketing’s sole shareholder.  Prior to executing the agreement, Mr. Timothy fully disclosed the possible conflict of interest to Rocky Point Pharmaceuticals’ other board members who subsequently unanimously voted to enter into the transaction.

On March 3, 2006, the Company executed an advertising agreement with AMA Services Inc. (“AMA”).  Under the agreement, the Rocky Point Pharmaceuticals Inc., is to provide advertising to promote AMA’s business using the Ads 4 Sale Online classified services.  Neil E. Crabtree, who has served as the Company’s Secretary, Treasurer and CFO, currently serves as AMA’s President, and is AMA’s sole shareholder and director.  Prior to executing the agreement, Mr. Crabtree fully disclosed the possible conflict of interest to Rocky Point Pharmaceuticals’ other board members who subsequently unanimously voted to enter into the transaction.

On March 29, 2006, the Company executed an advertising agreement with Team International Marketing Inc. (“Team International”).  Under the agreement, the Rocky Point Pharmaceuticals Inc., is to provide advertising to promote Team International’s business using the Ads 4 Sale Online classified services.  As indicated previously, Mark J. Timothy currently serves as President of both companies and is Team International’s sole shareholder.  Prior to executing the agreement, Mr. Timothy fully disclosed the possible conflict of interest to Rocky Point Pharmaceuticals’ other board members who subsequently unanimously voted to enter into the transaction.

On March 31, 2006, the Company executed an advertising agreement with Rocky Point Inc.,  (“RPI”).  Under the agreement, the Rocky Point Pharmaceuticals Inc., is to provide advertising to promote RPI’s business using the Ads 4 Sale Online classified services.  Neil E. Crabtree, who has served as the Company’s Secretary, Treasurer and CFO, currently serves as RPI’s President, and is RPI’s sole shareholder and director.  Mr. Crabtree fully disclosed the possible conflict of interest to Rocky Point Pharmaceuticals’ other board members who subsequently unanimously voted to enter into the transaction.

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

a)         Revenues.

The Company reported gross revenues of $45,060 for the fiscal quarter which ended March 31, 2005, and for the period beginning July 1, 2005 and ending March 31, 2006.  These revenues were derived exclusively from sales of advertising in conjunction with the Ads 4 Sale Online operations.  All sales to date have been generated through personal contacts between the Company’s executives and affiliated organizations.  The Company’s planned marketing programs and promotional activities including all the formation of media alliances and all internet promotional marketing are anticipated to be effectuated beginning in June, 2006.  Once the planned marketing programs and promotional activities are implemented and we have more operational history with the online advertising business, management will evaluate the effectiveness of the programs and the acceptance of the Company’s product offerings in relation to our business plan.

b)         Cost of Revenues.

The Company reported no cost of revenues for the fiscal quarter which ended March 31, 2006 or for the period beginning July 1, 2005 and ending March 31, 2006.    As there was no direct expense associated with the advertising revenue, all costs of operations were recorded as general and administrative expenses.  The lack of direct costs associated with the Company’s advertising revenue is due to the limited operational activities the Company has generated to this point.  Management anticipates that in the future, direct cost of revenues will range between 40% of sales during the first year of operations down to approximately 18% of sales after year five. (See accompanying pro-forma financials which are provided later in this report).

c)         General and Administrative Expenses.

The Company reported general and administrative expenses of $7,521 for the fiscal quarter which ended March 31, 2006, and $14,707 for the period beginning July 1, 2005 and ending March 31, 2006.  The general and administrative expenses are primarily attributable to consulting, accounting and other professional fees.  These expenses also include costs for office rental, office supplies, and travel.  The Company anticipates that these expenses will grow substantially over the next 24 months as the marketing programs come on line.

d)         Net Gain.

The Company reported a net gain of $37,539 for the fiscal quarter which ended March 31, 2006 and a net gain of $30,353 for the period beginning July 1, 2005 and ending March 31, 2006.  These gains were greater than anticipated given the limited operational activities for the Company.  The basis for these unanticipated gains for the last quarter is based solely on the Company’s ability to market advertising to affiliated companies and organizations.  As we do not anticipate having reoccurring sales to these companies and organizations, the Company anticipates experiencing operating losses for the next several quarters until the Company can obtain the necessary funding to fully implement its plan of operations.

OVERVIEW OF ADS 4 SALE ONLINE’S PLAN OF OPERATIONS

Since March 2005, the Company has been developing a plan of operations for an online classified business under the name of Ads 4 Sale Online (“Ads 4 Sale”).  In January, 2006, the Company entered into a License Agreement under which DBC Systems, Inc., (“DBC”), a wholly-owned subsidiary of PSNet Communications, Inc., agreed to grant a perpetual license to use DBC’s “Online Classified System.”  The license includes DBC’s advanced crawl technology as well as their business process and utility patents which cover 52 applications.  DBC currently provides online classified operations management for KSL.com, one of the most frequented web sites in the state of Utah.  Under the License Agreement, the Company has the right to develop on-line classified sites with unlimited number of local, regional, or national affiliations.

In February 2006, the Company registered the web domain name “ads4saleonline.com.”  Subsequently, on February 23, 2006, the Company organized and incorporated a 100% wholly-owned subsidiary under the name “Ads 4 Sale Online, Inc.”   Subsequent to the incorporation of Ads 4 Sale, the Company transferred all ownership and rights for both the License Agreement and the domain name to their subsidiary - Ads 4 Sale Online, Inc.  Under this subsidiary the Company will specialize in marketing online classified advertising in local media markets.  Ads 4 Sale will partner with offline media sources (radio, television or newspapers) in the top fifty media markets in the United States to offer a locally branded online classified marketplace.  Ads 4 Sale offers local media companies a reliable, high-quality alternative to in-house resources for online classified advertising.

Within each media market, Ads 4 Sale will focus our sales efforts on small to medium sized local businesses which are looking for a local venue to advertise and sell their products.  Our secondary market will include selling advertising space on our classified websites to national companies looking for a local audience.  One of Ads 4 Sale's primary objectives is to establish ourselves as the premier provider of classified advertising in the country.

Industry competition comes in several forms, the most significant being print media companies which are the entrenched leaders in local classified advertising.  There are also online classified companies which provide a variety of local and national classified services.  Some provide a full menu of classified offerings, such as Craig’s List, and Yahoo classifieds.  While Craig’s List is the largest of the online classified providers, it is a pure community resource which has grown by word of mouth, and does not market itself to the business community.  Our advantage over this approach is that our model allows us to be both a community resource and a commercially viable venture.  Other competitors, such as Cars.com, serve only a limited market.  Our advantage over these companies is that we will offer a full suite of classified services.

Ads 4 Sale anticipates expanding quickly to cover the major population areas of the United States.  Our basic classified services will be offered to the public for free; however, we will aggressively market paid upgrades to enhance their free ads.  Our fees for business classified advertising and online advertising will be competitive in the marketplace.  Under this approach, we anticipate project revenues will exceed $30,000,000 in the first year, and reach nearly $600,000,000 by year 5.

Using our model we believe it is possible to achieve income before interest and taxes (IBIT) in excess of $440,000,000 by the end of year 5 with net profit margins in excess of 50%.  This projection assumes that the Company will be able to obtain its initial funding requirements and avoid any future cash flow problems, as well as meet all of our projections for product development and sales.

OBJECTIVES.

The Company's objective is to create an online classified media marketplace which is local in nature but global in reach.  We hope to effectively integrate offline media sources (television, radio and newspapers) with our unique online classified media marketing system to capture a portion of the burgeoning local online advertising market.  According to a recent Borrell Associates study, businesses will spend an estimated $4.1 billion on local online advertising in 2006, swelling to an expected $8.6 billion in 2011.  To capture a significant portion of this revenue, we will establish relationships with media partners in the top 50 US media markets and create local online classified marketplaces, promoted by our media partners and powered by our online systems.  To achieve this, our specific goals include:

1.         Establishing in conjunction with our media partners, local online classified advertising operations in 10 of the top 20 media markets by the end our first full year of operations;

2.         Leveraging our product by licensing use of our systems to licensees in 20 of the top 50 media markets by the end of our second year of operations; and

3.         By the end of our third year of operations, licensing the remaining 20 territories, thus establishing local online classified marketplaces in each of the top 50 US media markets.

Currently, there is no clear leader, or strategy, in local online classified advertising.  We believe that by integrating offline media sources with our online programs, our model will capture a significant portion of the resources allocated to local online advertising.  Moreover, by developing this model and entering the marketplace early, we will become, and remain, a leader in local online advertising.

FACTORS THAT MAY AFFECT OPERATIONAL RESULTS.

Based on our research, our principal advertising customers are local businesses which target local or regional audiences.  According to industry estimates these businesses spend over $100 billion on advertising each year, but only 3% of those advertising dollars have migrated online.  Initially we will target five market segments: Automobile Sales and Services; Employment Recruiting; Real Estate Sales and Related Services; Recreational Vehicles Sales and Services; and Pet Services.  Our research has indicated that these five segments hold the highest probability of drawing advertising dollars and online activity to our affiliated online sites.  However, there is no assurance that advertising dollars directed to online providers will grow as projected or that the five market segments we anticipate focusing on will attract sufficient advertising revenue or online interest or activity to meet our financial projections.

Additionally, there are several general and specific factors that may affect our success and operating results which include:

  The Company’s ability to raise the required start-up capital;
  The Company’s ability to effectuate contractual relationships with major media partners;
  The Company’s ability to properly staff the operation;
  The Company’s ability to develop and maintain adequate computer software and hardware systems;
  Market acceptance of the local online advertising model in the various media markets; and
  Overcoming the competitive advantages of current providers of both print media and other online classified services..

START UP SUMMARY.

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

The Company estimate that start up capital requirements will range between $375,000 and $500,000.  These funds will be used to develop software, establish technology facilities; a telemarketing center; and branch offices in the first ten media markets.   Additionally, funds will be used to hire sales staff and programmers and to ensure that the company is adequately capitalized during Phase One of operations.  The Company anticipates funding these start-up costs through a combination of debt and equity financing.

SERVICES TO BE PROVIDED.

Ads 4 Sale Online, Inc., will provide a suite of online classified advertising systems.  Our suite of products and services will cover five vertical market segments:  Automobile Sales and Services; Employment Recruiting; Real Estate Sales and Related Services; Recreational Vehicles Sales and Services; and Pet Services.

The Company plans to deploy their systems in alliance with major offline media sources (television stations, radio stations, newspapers) in the top fifty media markets in the United States.  The Company's systems will power classified advertising websites utilizing the branding of these local media sources.  Traffic will be driven to these websites through a combination of online and offline promotion.  Classified advertising space will be offered to both individual consumers and to businesses.

We anticipate offering free online classified advertising space to individuals for basic classified advertisements.  Individuals will be provided an option to upgrade the service based on a schedule of fees for each market segment.  These upgrades will include adding color, pictures, videos, email notifications and other enhancements to improve visibility and increase the probability of selling the advertised items.

The Company will also aggressively market the classified services to businesses in each local market.  Local businesses will be able to purchase blocks of classified advertising space on a monthly or subscription basis.  Various upgrades and services will be available to the businesses to improve there advertising.  All services and upgrades will be offered based on a schedule of fees for each market segment.

MARKET ANALYSIS SUMMARY.

Online classified advertising is experiencing phenomenal growth. According to the Pew Internet Project September 2005 tracking poll, 22% of online adults, or about 32 million Americans, have used online classified ads for selling items or for other activities.  According to data from comScore Media Metrix in September 2005, visits to classified ad web sites have grown by 80% from the previous September.  On a typical day, 2% of Internet users will sell something online.  Spending on local online advertising is also growing rapidly.  US businesses currently spend over $100 billion annually on advertising targeted to local or regional audiences.  Currently only 3% of that advertising has migrated online, however this percentage is quickly changing.  Spending on local online advertising totaled approximately $3.9 billion in 2005, a 46% increase over the $2.7 billion spent in 2004.  (Borrell Associates)

Ads 4 Sale plans to roll out its suite of products in the top 50 media markets over a three year period and will focus on three customer groups and five vertical online market segments, thus segmenting the market both horizontally and vertically.

a)  Horizontal Segmentation.

Horizontally we will focus on three main customer groups: Individual Consumers, Local Businesses, and National Advertisers.  Important Statistics and our marketing approach for each customer group are described below:

1.   Individual Consumers:

Visits to classified ad websites grew by more than 80% in 2005.  A survey by the Pew Internet & American Life Project shows that on a typical day, 2% of Internet users (App. 3 million people) sell something online.  To captivate this growing market, Ads 4 Sale will offer basic classified advertising as a free service to individual consumers.  Experience has shown that many of those consumers who place a free advertisement will upgrade to a fee based service, such as adding pictures, bolding, highlighting, adding hyperlinks, or preferred placement.

2) Local Businesses:

It is estimated that online advertising totaled approximately $3.9 billion in 2005 (a 46% increase over the $2.7 billion spent in 2004).  These figures are expected to grow to $4.1 billion in 2006 and $8.6 billion over the next five years.  Using Ads 4 Sale ’s systems, those businesses seeking a local portal to web based customers will be able to place classified advertisements as well as various other types of web based advertising.  These services will be offered under a competitive fee-schedule which may vary from market to market in order to capture maximum revenue.

3)  National Advertisers:

After the first year, or as soon as Ads 4 Sale has established operations in 10 of the top 20 media markets our national account managers will begin to market ad space on all our affiliated websites.  This national exposure will allow us to draw advertising revenue from the major national advertisers.  Fees will be competitive priced and based on the cumulative total number of hits over all affiliated websites.

b)  Vertical Segmentation

The number of vertical segments which could be exploited by Ads 4 Sale is as large, if not larger, than the classified section of any major metropolitan daily newspaper.  While over the course of time, the Company anticipates expanding our operations to provide services for most of the classifications covered by the print media; our greatest focus and anticipation for revenue will be on three major vertical marketing segments: Automobile Sales and Services, Employment Services, and Real Estate Sales and Services.  Each of these areas have a proven track record of sales through online classified advertising and appear to be growing rapidly as access and acceptance of the internet continues to expand.  In addition, to these three key segments, our initial efforts will also include classified services and online advertising for Recreational Vehicle Sales and Services and Pet Services.  While these segments are not expected to perform as well as our three key areas, our research indicates that they drive heavy traffic to both print media and online classified services.  Relevant statistics for the three key marketing segments and our marketing approach for all five segments are provided below.

1) Automobile Sales and Services:

Car shoppers are increasingly looking to online sources in their car buying process.  In 2004, Web sites generated 22% of all new-car sales. (J.D. Power & Associates)  Likewise, over the past decade person-to-person auto sales have increased by more than 20 percent.  Additionally, in 2004, for the first time, the Internet scored higher than the newspaper among car seekers looking for automotive price and vehicle information.  The increase in use of the Internet has ignited an increase in online automotive advertising.  In 2004, the overall automotive advertising category grew at a rate of about 2%, while the Internet portion grew 51.5% to $1.2 billion.

Our target customers in this segment are individuals, independent auto dealers, franchise auto dealers and auto service and accessory businesses.   Individuals will be provided a free listing.  Electronically generated notices will be sent to each free listing promoting all available upgrades including adding pictures, highlights, and expanded area for descriptions.  Automobile dealers and the service and accessory businesses will be given free space for the name and logo.  Revenue will be generated from monthly subscription fees for advertising specific vehicles, services or accessories.

2) Employment Recruiting:

Our research indicates the market for employment services is approximately 10 times the automotive market segment.   In 2003, small businesses spent over $3 billion on help wanted classifieds.  Most of the spending was directed to locally owned newspapers.   However, in 2004 the revenues of online job boards had growth rates that were nearly three times the rate of newspaper classifieds.  While mega sites such as Monster.com are capturing a significant portion of this growth, most local businesses prefer to utilize advertising that is focused on potential employees already living in or associated with the local community.  As on-line classified services can fulfill this need they will likely capture even a larger portion of the newspaper classified advertisers.

As we believe that small to mid size businesses with between 5 to 500 employees are the most likely to use local advertising to attract employees, we will initially focus on these businesses.  However, as we increase the number of markets we serve, we will expand our focus to include larger businesses who are seeking employees both locally and nationally.

3) Real Estate Sales and Related Services

According to Borrell and Associates real estate advertising in 2005 exceeded $11.4 billion, of which nearly $1.8 billion or 15.7% was spent on online advertising and promotion for Real Estate Sales and Services.

Moreover, online spending in this area is expected to grow by 55% in 2006 and is anticipated to overtake newspaper advertising by 2009.  Along side the growth in online advertising, the use of the internet for real estate purchases is also growing rapidly.  In 2005, 24% of all buyers indicated they used the internet to find their home.  This is up from 15% in 2004 and only 2% in 1997.  Realtor.com and the MLS web sites were the most popular, however sites managed by local brokers and agents drew over 60% of the hits received by Real Estate sites overall.  While our sites will in part compete with these other listings, over 33% of all realtors indicated that they advertise on multiple sites to maximize their exposure.  By utilizing our media partners’ draw, we believe that we will capture a significant portion of the local agents and brokers business.

Our marketing for this vertical will focus on individual sellers, independent real estate agents; corporate real estate agents and ancillary businesses.  Here again we will allow individual sellers to post a free listing with the anticipation of driving revenue though up-selling photos, enhancements, and other services.  Independent and corporate real estate agents and brokers will also be given a free listing for the office.  Revenue from these customers will be derived from monthly subscription fees to allow posting of multiple properties.

4) Recreational Vehicle Sales and Services:

Products under this category will include motor homes, motorcycles, boats, personal watercraft, ATV's and snowmobiles.  In addition we will provide advertising opportunities for services and sales of accessories.  While verifiable statistics for Recreational Vehicles are uncertain, growth in this area appears to be consistent with the growth in the Automotive Vertical.

We will focus our efforts on individual sellers, dealers, and service and accessory businesses.  Our marketing approach in this area will mirror the approach used for Automobile Sales and Services.

5) Pet Sales and Services:

While Pet Sales and Services are generally considered a small category for print media classified sections, the use of the internet to find and purchase pets is growing rapidly.  Additionally, the market for specialty services has dramatically increased as the baby boomers have aged and pets have taken on a larger role in our society.

Our target customers in this market will be individual pet buyers and sellers, pet stores, veterinarians, pet hospitals and other pet related businesses.  Free ads and listings will be provided to drive traffic.  Revenue will be generated through up-selling photos, enhanced ads and additional advertising space.

COMPETITION AND BUYING PATERNS.

Classified advertising is, by and large played out in the local arena.  While there are national and regional players, their success is predicated on being able to reach and appeal to a local marketplace.  Print media, which still owns the largest share of this market, will undoubtedly continue to be a major competitor in this arena; however, as previously described, online classified businesses continue to erode the dominance of the print markets.

While there is a mixture of local, regional and national players in the online classified marketplace, there is no clear leader.  We believe this is where our opportunity lies.  With our programs and local media tie-ins we will be able to gain a significant share of the estimated $4 billion to $8.6 billion that local businesses will spend online each year.

The chart below shows the main competitors in the online classified marketplace.  Most of these sites only serve one vertical segment (cars, property, apartments, puppydogs, etc.).  The leading site, Craigslist.org, is a true community classified group of sites which doesn't charge for its services.  It started out as a San Francisco phenomenon which has spread via "word of mouth" to become a worldwide grouping of classified websites.  We will offer the same community-feel by offering free services to individuals.  We will also exploit the commercial possibilities and anticipate rapid growth through our association with local offline media sources.  (Source:  comScore Media Metrix, September 2005).

Classified Sites September 2005 v. September 2004

	Visits per Day
	Sept 2004	Sept 2005	% Change	% of Market
Total Internet Audience	158,042	169,232	7%	-
Classified	14,626	26,349	80%	-
Craigslist.org	3,425	8,764	156%	33%
Trader Publishing Company	4,305	8,180	90%	31%
Cars.com	2,767	3,749	35%	14%
Apartments.com	1,560	2,102	35%	14%
Abracat Property	1,364	959	(30%)	4%
Homescape.com	596	826	39%	3%
Puppydogweb.com	590	799	35%	3%
Livedeal.com	767	797	4%	3%
Tribe Networks, Inc.	N/A	721	N/A	3%
Helpwanted.com	964	685	(29%)	3%
Yahoo! Classifieds	979	573	(42%)	2%
Uscity.net	199	426	113%	2%
Backpage.com	N/A	417	N/A	2%
Myspace Classifieds	N/A	401	N/A	2%
Hoobly.com	221	388	75%	1%

MARKETING STRATEGY.

Ads 4 Sale hopes to position itself as the premier provider of online classified advertising services.  Our marketing strategy will be focusing its local online classified advertising business in the top 50 media markets in United States.  Through our strategic alliances with the top offline media sources in each media market we plan to establish customer awareness and drive traffic to our websites.  With this awareness we will become a valuable resource to local businesses.  Under our strategy, we will employ differing approaches throughout both the vertical and horizontal segments.

a)  Individuals

Individuals will be driven to our websites by advertising through our offline media partners.  Likewise, the sites will be branded with the local media source.

Under each of our online verticals, individuals will be able to use our services free of charge for basic advertisements.  We anticipate that many of these advertisers will upgrade to fee based services.  These upgrades will be at the discretion of the individual and will not require active solicitation by Ads 4 Sale.   These transactions will be automated and will take place online through a secure internet connection.  All orders will be charged to Visa, Mastercard, or American Express.  By ensuring that the website is easy to navigate as well as simple to order from, Ads 4 Sale will be ensuring that those who place an advertisement on our website will be able to easily upgrade their ad.  This last point is essential.  Research indicates that sites which are not intuitive and easy to use will lose sales which a customer would otherwise make.

b)  Businesses

For each of the verticals excluding Employment Services, the local market will have a dedicated direct sales force focused on maintaining, developing and acquiring new commercial advertisers in their specific market.  The target businesses will include car dealers, real estate brokers and agents, RV dealers, and other local retailers.  Our sales staff will solicit their business through direct sales visits to business’ locations.

For the Employment vertical Ads 4 Sale will maintain a dedicated sales force in a state of the art call-center which will focus on maintaining, developing and acquiring new clients among the millions of small to medium sized businesses.   This call center will also assist in obtaining leads for the regional sales staffs who are marketing the other verticals.

SALES FORCAST.

Our sales forecast is based on the financial performance of DBC Systems, Inc., (“DBC”) which is located in Orem, Utah.  Ads 4 Sale holds a license agreement to use and distribute DBC’s technology (see License Agreement which is attached to this report as Exhibit 45 and incorporated by reference).  DBC has successfully operated an automobile classified website in association with a major Salt Lake City based media firm for over two and a half years.  Using DBC’s figures and local demographics, we have extrapolated the market potential for each of the media markets we intend to develop.  Our pro-forma sales forecast projecting our anticipated sales over the first five years of operations is provided below.  The forecasted numbers are however subject to significant risks and are based on important assumptions that may dramatically affect the actual sales we are able to achieve.  These forecasts should read and evaluated only in conjunction with the rest of this report which provides information on the associated risks and assumptions.

Five Year Pro-Forma Sales Forecasts
Sales Forecast
	Year 1	Year 2	Year 3	Year 4	Year 5
Sales
.
Auto Francise Dealer	$1,246,779	$6,453,485	$9,497,119	$12,594,273	$16,086,753
Auto Upgrade	794,115	4,134,176	6,118,254	8,096,050	10,432,995
Auto Basic Accessories	217,875	1,036,555	1,726,443	2,278,419	2,938,869
Auto Premium Accessories	321,210	1,584,118	2,589,664	3,417,628	4,397,271
Jobs Advertisement	4,675,024	24,261,849	35,727,774	47,150,615	60,513,853
Jobs Resume DB	2,204,522	11,399,754	16,787,171	22,154,346	28,433,242
Jobs Standard Recruiting	14,023,324	103,549,660	152,486,265	201,238,994	258,273,341
Jobs Premium Recruiting	2,407,200	18,519,597	27,271,786	35,991,090	46,191,540
Real Estate Independent Realtor	525,374	2,747,728	4,046,278	5,339,949	6,853,376
Real Estate Corporate Realtor	654,885	3,379,434	4,976,523	6,576,611	8,428,977
Real Estate Owner Upgrade	197,372	786,465	1,500,526	1,980,272	2,541,513
Real Estate For Sale By Owner	781,611	4,103,346	6,042,550	7,974,466	10,234,558
RV Dealer	376,636	1,953,974	2,877,405	3,797,365	4,873,599
RV Upgrade	158,823	823,965	1,213,363	1,601,298	2,055,132
RV Accessories	376,636	1,953,974	2,877,405	3,797,365	4,873,599
Pets Stores	111,178	576,776	849,354	1,120,909	1,438,592
Pets Services	259,409	1,345,810	1,981,827	2,615,454	3,356,716
License Fees	-	3,683,843	3,313,465	-	-

Total Sales	$30,649,681	$237,702,338	$360,508,983	$472,975,470	$590,369,230

Direct Costs of Sales

License Fees	$1,146,044	$4,919,600	$4,128,717	$6,913,758	$7,671,787
Design and Layout	11,275,483	48,635,997	63,283,071	77,882,489	86,239,442
Misc Expenses	125,000	500,000	750,000	1,000,000	1,250,000

Total Direct Costs of Sales	$12,546,482	$54,055,597	$68,161,788	$85,796,247	$95,161,229

Net Revenu	$18,103,199	$183,646,741	$292,347,195	$387,178,923	$495,208,001

FINANCIAL PLAN.

The following pro-forma financial statements are derived from both the past performance of DBC Systems Inc., and our research on the market potential for the online classified business.  The forecasted numbers are however subject to significant risks and are based on important assumptions that may dramatically affect the actual financial performance we are able to achieve.  These forecasts should read and evaluated only in conjunction with the rest of this report which provides information on the associated risks and assumptions.

Five Year Pro-Forma Profit and Loss Statement
Pro Forma Profit and Loss
	Year 1	Year 2	Year 3	Year 4	Year 5
Revenue
Sales	$30,649,681	$237,702,338	$360,508,983	$472,975,470	$590,369,230
Direct Cost of Sales	12,546,482	54,055,597	68,161,788	85,796,247	95,161,229

Gross Margin Percentage	59.06%	77.26%	81.09%	81.86%	83.88%

Expenses
Payroll	742,000	1,034,260	1,141,188	1,256,244	1,325,496
Marketing and Promotion	800,000	24,000,000	36,000,000	48,000,000	60,000,000
Depreciation	3,548	5,566	7,834	9,923	10,280
Rent	160,000	234,000	234,000	265,000	280,000
Telephone	8,150	10,650	13,520	18,650	23,450
Insurance	66,000	80,000	96,000	102,500	110,000
Payroll Taxes	111,300	155,139	171,178	188,437	198,824
Travel and Entertainment	120,000	150,000	175,000	225,000	275,000
Legal and Professional Fees	80,000	160,000	160,000	160,000	160,000
Accounting Fees	60,000	60,000	60,000	60,000	60,000
Dues and Subscriptions	2,450	2,450	2,450	2,450	2,450
Data Management	28,800	36,800	48,500	60,500	74,800
Office Furniture and Equipment	122,000	240,000	240,000	240,000	240,000
Postage and Shipping	6,000	6,000	6,000	6,000	6,000
Office Supplies	12,500	25,000	36,000	48,000	60,000

Total Operating Expenses	2,322,748	26,199,865	38,391,670	50,642,704	62,826,300

Earnings Before Interest and Taxes	15,780,451	157,446,876	253,955,525	336,536,519	432,381,701

Interest Expense	-	-	-	-	-
Taxes Incurred	5,523,158	55,106,407	88,884,434	117,787,782	151,333,595

Net Profit	$10,257,293	$102,340,469	$165,071,091	$218,748,737	$281,048,106
Profit as a Percentage of Sales	56.66%	55.73%	56.46%	56.50%	56.75%

FIVE YEAR PRO-FORMA STATEMENT OF CASH FLOWS
Pro Forma Statement of Cash Flows
	Year 1	Year 2	Year 3	Year 4	Year 5
Cash Flows from Operations
.
Net Income (Loss)
Adjustments to Reconcile Net Income
to Net Cash Provided (used for)
Operating Activities	$1,025,729	$10,234,047	$16,507,109	$21,874,874	$28,104,811
.
Net Cash Provided (used for)
Operating Activities	9,231,564	92,106,422	148,563,982	196,873,864	252,943,295
.
Cash Flow from Investigating Activities

Capital Investments	150,000	-	-	-	-
Capital Contributions	60,000	-	-	-	-
Investments and Acquisitions	-	-	-	-	-
.
Net Cash provided (used for)
Investing Activities	510,000	-	-	-	-

Cash Flows from Financing Activities
.
Short Term Loans	50,000	-	-	-	-
Long Term Notes	450,000	-	-	-	-
.
Net Cash Provided (used for)
Financing Activities	500,000	-	-	-	-
.
Net Increase (decrease in cash)	10,241,564	92,106,422	148,563,982	196,873,864	252,943,295
.
Cash & Cash Equivilents, Beginning of period	-	10,241,564	102,347,986	250,911,968	447,785,832
.
Cash & Cash equivilents, End of period	$10,241,564	$102,347,986	$250,911,968	$447,785,832	$700,729,127

Five Year Pro-Forma Balance Sheet
Pro Forma Balance Sheet
	Year 1	Year 2	Year 3	Year 4	Year 5
Assets
.
Current Assets
Cash and Cash Equivilents	$10,241,564	$102,347,986	$250,911,968	$447,785,832	$700,729,127
Accounts Receivable	1,545,473	11,985,849	18,178,224	23,849,208	29,768,645
Other Current Assets	32,000	32,000	32,000	32,000	32,000
.
Total Current Assets	11,819,037	114,365,835	126,184,872	471,667,040	730,529,772
.
Long Term Assets
.
Property Plant and Equipment	1,200	1,200	1,200	1,200	1,200
Accumulated Depreciation	(3,548)	(3,548)	(3,548)	(3,548)	(3,548)
.
Total Long Term Assets	(2,348)	(2,348)	(2,348)	(2,348)	(2,348)
.
Total Assets	$11,816,689	$114,363,487	$126,182,524	$471,664,692	$730,527,424
.
Liabilities
.
Current Liabilities
Accounts Payable	$3,562,045	$8,954,625	$12,792,609	$16,578,497	$20,010,835
Short Term Loans Payable	50,000	-	-	-	-
Other Current Liabilities	40,000	40,000	40,000	40,000	40,000
.
Total Current Liabilities	3,652,045	8,994,625	12,832,609	16,578,497	20,010,835
.
Long Term Liabilities
Notes Payable	450,000	425,000	400,000	375,000	-
.
Total Long Term Liabilities	450,000	425,000	400,000	375,000	-
.
Stockholders' Equity
Stock Issued and Outstanding	-	-	-	-	-
Paid In Capital	520,500	520,500	520,500	520,500	520,500
Retained Earnings	7,194,144	104,423,362	112,429,415	454,150,695	709,956,089
.
Total Stockholders' Equity	7,714,644	104,943,862	112,949,915	454,671,195	710,476,589

Total Liabilities and Stockholders' Equity	$11,816,689	$114,363,487	$126,182,524	$471,664,692	$730,527,424

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

PART II OTHER INFORMATION

Item 1 Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 2, 2006, the Company obtained a license agreement from Team International Marketing Inc., (see Exhibit 45).  As part of the purchase price of the license agreement, the Company issued 100,000 shares of its class A common stock at par value to Team International Marketing, Inc.  As the issuance of these shares did not involve a public offering, the Company’s management believes that the shares are exempt from registration requirements in accordance with Section 4(2) of the 1934 Securities and Exchange Act.  All certificates were branded as Restricted Securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submissions of Matters to Vote of Security Holders.

None.

Item 5. Other Information

On April 15, 2006, Neil E. Crabtree submitted his resignation as an officer and director for the Company and all of its affiliates or subsidiaries. The Board of Directors appointed Mark Thompson as Secretary, Treasurer, and CFO.

ROCKY POINT PHARAMACEUTICALS INC.
(A Developmental Stage Company)

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

               Exhibit No.                                             Description
                ____________________________________________________________________________

                45            License Agreement for DBC Systems Online Classified System.

                46.1         Rule 13(a)-14(a) / 15d-14(a) Certification by Chief Executive Officer (filed herewith).

                46.2         Rule 13(a)-14(a) / 15d-14(a) Certification by Chief Financial Officer (filed herewith).

                47.1         Section 1350 Certification of Chief Executive Officer (filed herewith).

                47.2         Section 2350 Certification of Chief Financial Officer (filed herewith).

(b) Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKY POINT PHARMACEUTICALS INC.

Date:	May 1, 2006	By:	/s/ Mark J. Timothy
MARK J. TIMOTHY
President and Chief Executive Officer
.
.
		By:	/s/ Mark J. Timothy
MARK THOMPSON
Secretary, Treasurer and Chief Financial Officer

Exhibit 45

ASSIGNMENT OF LICENSE AGREEMENT

     This Assignment of License Agreement ("Assignment") is made and entered into as of the 1st day of December 2005, by and between Team International Marketing Inc., a Utah corporation, (hereinafter “Assignor”) and Rocky Point Pharmaceuticals, Inc.  (hereinafter “Assignee”).

RECITALS

     WHEREAS, Assignor owns and controls a perpetual license to assign, sell, distribute or otherwise convey the use of the Online Classified System developed by DBC Systems, Inc., including their advanced crawl technology and their business process and utility patent which covers 52 applications.  See License Agreement which is attached hereto and incorporated by reference, (hereinafter “License”); and

     WHEREAS, Assignee has developed a business plan and plan of operations to provide online classified services in multiple media markets throughout the United States; and

     WHEREAS, Assignee desires to obtain the rights to the License and to use, sale, distribute or otherwise sublicense DBC’s Online Classified Systems as part of Assignee’s plan of operations;

     NOW THEREFORE, in consideration of the mutual promises and covenants contained herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, and intending to be legally bound hereby, the parties hereby agree as follows:

AGREEMENT

A.   ASSIGNMENT.

     Assignor does hereby sale, assign, transfer and set over License to Assignee to have hold and use the same perpetually subject only to the terms and conditions of this Assignment and the terms and conditions of the License.

B.   PRICE.

    Assignee agrees to pay Assignor the total sum of $450,000 and 100,000 shares of the Assignor’s class A common stock according to the following schedule:

  Upon the effective date of this Assignment, Assignor will cause to be issued 100,000 shares of its class A common stock to the Assignee.  The parties hereto acknowledge that said shares shall be issued in reliance upon an exemption to the registration requirements under the Rules and Regulations as promulgated by the U.S. Securities and Exchange Commission and accordingly will bear a restrictive legend and shall be restricted from resale.

  Assignee shall make five (4) annual payments of $25,000 each.  The first payment shall be due and payable on April 5, 2006 and each subsequent payment shall be due and payable on the 5th of April each year through 2009.
  Assignee shall make a balloon payment of $350,000 on April 5, 2010.

C.   LATE FEES.

     All payments are due and payable on the dates specified in the preceding schedule.  Notwithstanding, any payment not received by the Assignor within the five (5) of the due date shall incur a late fee of 1% of the amount due for each day the payment is late.

D.   LICENSE FEES.

     The Assignee shall be liable to pay DBC Systems, Inc., or its designee all license fees in accordance with the terms and conditions of the License Agreement.

E.   AUTHORITY.

            Each of the parties hereto represents to the other that it has the corporate power and authority to execute, deliver and perform this Assignment, and that this Assignment is a legal, valid and binding obligation.

F.   GOVERNING LAW.

            This Assignment shall be governed by and construed in accordance with the laws of the State of Utah as to all matters, including matters of validity, construction, effect, performance and remedies.

IN WITNESS WHEREOF, this Assignment is hereby executed and shall be effective as of the date and year first written above.

Team International Marketing Inc.                                 Rocky Point Pharmaceuticals, Inc.

By:    /s/ Mark J. Timothy                                             By:  /s/  Mark J. Timothy
         President                                                                     President

LICENSE AGREEMENT

     This License Agreement ("Agreement") is made and entered into as of the 10th day of November 2005, by and between PSNet Communications, Inc., a Nevada Corporation, (hereinafter “Licensor”) and Team International Marketing Inc., a Utah corporation, (hereinafter “Licensee”).

RECITALS

     WHEREAS, Licensor through its wholly owned subsidiary, DBC Systems, Inc., has developed a system to provide on-line classified services; and

     WHEREAS, Licensee desires to license the above described system to provide local, regional, and national on-line classified services;

     NOW THEREFORE, in consideration of the mutual promises and covenants contained herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, and intending to be legally bound hereby, the parties hereby agree as follows:

LICENSE AGREEMENT

            (a) Grant of License In consideration of prior funding, Licensor agrees to grant, and does hereby grant to Licensee a non-exclusive perpetual license to use DBC Systems’ Online Classified System, (which includes their advanced crawl technology and their business process and code and utility patent which covers 52 applications).  License shall allow Licensee to develop on-line classified sites with unlimited number of local, regional, or national affiliations, subject only to the applicable fees associated with this Agreement.

(b) Development Costs.  In any case where Licensee requests or otherwise requires additional development of the On-Line Classified System for their individual  or assigned usage under the License Agreement, Licensee agrees to pay all development costs to Licensor based upon a mutually agreed upon schedule.

  Assignability.  Licensee shall have the right to assign, sell, distribute or otherwise convey the License without restriction.

  Fees.  For each on-line classified site developed or otherwise created and subject to the terms of this Agreement, Licensee agrees to pay Licensor $10,000 and royalties based upon a mutually agreed upon schedule but not to exceed 10%.

OTHER PROVISIONS

Complete Agreement.

            This Agreement shall constitute the entire agreement between the parties hereto with respect to the subject matter hereof and shall supersede all prior and contemporaneous agreements and understandings, whether written or oral, between the parties with respect to such subject matter.

Authority.

            Each of the parties hereto represents to the other that (a) it has the corporate power and authority to execute, deliver and perform this Agreement, (b) the execution, delivery and performance of this Agreement by it has been duly authorized by all necessary corporate action, (c) it has duly and validly executed and delivered this Agreement, and (d) this Agreement is a legal, valid and binding obligation, enforceable against it in accordance with its terms subject to applicable bankruptcy, insolvency, reorganization, moratorium or other similar laws affecting creditors' rights generally and general equity principles.

Governing Law.

            This Agreement shall be governed by and construed in accordance with the laws of the State of Nevada as to all matters, including matters of validity, construction, effect, performance and remedies.

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered as of the date and year first written above.

                                        PSNet Communications, Inc.

                                        By:  /s/ Chad Sayers
                                                President

                                        Team International Marketing, Inc.

                                        By:  /s/ Mark J. Timothy
                                                President

ROCKY POINT PHARAMACEUTICALS INC.
(A Developmental Stage Company)

Exhibit 46.1

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

May 1, 2006                                                        /s/ Mark J. Timothy,
                                                                            CEO, President and Director

ROCKY POINT PHARAMACEUTICALS INC.
(A Developmental Stage Company)

Exhibit 46.2

CERTIFICATION BY CHIEF FINANCIAL OFFICER
Pursuant to Rule 13(a)-14(a) / 15d-14(a)
 of the Securities and Exchange Act of 1934

      I, Mark Thompson certify that:

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

May 1 , 2006                                                       /s/ Mark Thompson
                                                                            CFO, Secretary, Treasurer

ROCKY POINT PHARAMACEUTICALS INC.
(A Developmental Stage Company)

Exhibit 47.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of Rocky Point Pharmaceuticals, Inc.. ("Company") on Form 10-QSB for the period ended Marck 31, 2006 as filed with the Securities and Exchange Commission ("Report"), the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) that to his knowledge: (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

May 1 , 2006                                                       /s/ Mark J. Timothy
                                                                            Chief Executive Officer

ROCKY POINT PHARAMACEUTICALS INC.
(A Developmental Stage Company)

Exhibit 47.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of Rocky Point Pharmaceuticals, Inc.. ("Company") on Form 10-QSB for the period ended March 31, 2006 as filed with the Securities and Exchange Commission ("Report"), the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) that to his knowledge: (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

May 1 , 2006                                                       /s/ Mark Thompson
                                                                            Chief Financial Officer